Form 10-Q
period 2021-12-31
Prime Time Holdings, Inc.
filed 2022-01-24
CIK 1874138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2021

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

 [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of January 24, 2022, there were 178,750,031 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Prime Time Holdings, Inc.

Balance Sheet

	December 31, 2021 (Unaudited)	June 30, 2021

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accrued Expenses	$350	$3,750

TOTAL LIABILITIES	$350	$3,750

Stockholders’ Equity (Deficit)
Preferred stock ($.0001 par value, 5,000,000 shares authorized; 0 issued and outstanding as of December 31, 2021 and June 30, 2021)	-	-

Common stock ($.0001 par value, 200,000,000 shares authorized, 178,750,031 and 0 issued and outstanding as of December 31, 2021 and June 30, 2021, respectively)	17,875	-
Additional paid-in capital	(10,883)	960
Accumulated deficit	(7,342)	(4,710)
Total Stockholders’ Equity (Deficit)	(350)	(3,750)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

 The accompanying notes are an integral part of these unaudited financial statements.

-F1-

 Prime Time Holdings, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31, 2021		Six Months Ended December 31, 2021

Operating expenses

General and administrative expenses	$1,850		$2,632
Total operating expenses	1,850		2,632
		$
Net loss	$(1,850)		(2,632)
		$
Basic and Diluted net loss per common share	$(0.00)		(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	178,750,031		178,750,031

The accompanying notes are an integral part of these unaudited financial statements.

-F2-

Prime Time Holdings, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

 For the Period June 30, 2021 (Inception) to December 31, 2021

(UNAUDITED)

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, June 30, 2021	-	$-	$-	$-	$-

Expenses paid on behalf of the Company and contributed to capital	-	-	960	-	-
Net loss	-	-	-	(4,710)	(4,710)
Balances, June 30, 2021	-	$-	$960	$(4,710)	$(4,710)
Common shares issued in reorganization	178,750,031	17,875	(17,875)	-	-
Expenses paid on behalf of the Company and contributed to capital	-	-	4,032	-	4,032
Net loss	-	-		(782)	(782)
Balances, September 30, 2021	178,750,031	$17,875	$(12,883)	$(5,492)	$(500)
Expenses paid on behalf of the Company and contributed to capital	-	-	2,000	-	2,000
Net loss	-	-	-	(1,850)	(1,850)
Balances, December 31, 2021	178,750,031	$17,875	$(10,883)	$(7,342)	$(350)

The accompanying notes are an integral part of these unaudited financial statements.

-F3-

Prime Time Holdings, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

Six Months Ended December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,632)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses contributed to capital	6,032
Changes in current assets and liabilities:
Accrued expenses	(3,400)
Net cash used in operating activities	-

Net change in cash	$-
Beginning cash balance	-
Ending cash balance	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-
Income taxes paid	$-

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

As of December 31, 2021, the Company had not yet commenced any operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 2021 and June 30, 2021 were $0 for both periods.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at December 31, 2021 and June 30, 2021.

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

The Company does not have any potentially dilutive instruments as of December 31, 2021 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of December 31, 2021.

The Company’s stock-based compensation for the periods ended December 31, 2021 and June 30, 2021 was $0 for both periods.

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

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of December 31, 2021, the Company has incurred a net loss of approximately $7,342 which resulted in a net operating loss for income tax purposes. The loss results in a deferred tax asset of approximately $1,153 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on June 30, 2021, and our fiscal year end of June 30, 2021, we have completed only one taxable fiscal year.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of December 31, 2021.

Note 6 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $0.0001. There were no shares issued and outstanding as of December 31, 2021 and June 30, 2021.

Common Stock

The authorized common stock of the Company consists of 200,000,000 shares with a par value of $0.0001. There were 178,750,031 and 0 shares of common stock issued and outstanding as of December 31, 2021 and June 30, 2021, respectively.

Effective September 17, 2021, the Company reorganized and merged with China Shougan Investment Holding Group Corp (“CHSO”) whereas the outstanding common shares of CHSO became the outstanding shares of the Company (see Note 1).

Additional Paid-In Capital

The Company’s sole officer and director, Jeffrey DeNunzio, paid expenses on behalf of the company totaling $6,032 during the period ended December 31, 2021.

The Company’s sole officer and director, Jeffrey DeNunzio, paid expenses on behalf of the company totaling $960 during the period ended June 30, 2021.

The $6,992 in total payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

Note 7 - Related-Party Transactions

Office Space

We utilize the home office space and equipment of our management at no cost.

Note 8 - Subsequent Events

Management has reviewed financial transactions for the Company subsequent to the period ended December 31, 2021 and has found that there was nothing material to disclose.

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

Liquidity and Capital Resources

Our cash balance is $0 as of December 31, 2021. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. In order to implement our plan of operations for the next twelve-month period, we require further funding. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Net Loss

We have recorded a net loss of $1,850 for the three months ended December 31, 2021 and a net loss of $2,632 for the six months ended December 31, 2021.

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

As of December 31, 2021, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. Our officer concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the most recent fiscal quarter ending December 31, 2021, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended December 31, 2021 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Form 10-12G, as filed with the SEC on July 26, 2021, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Prime Time Holdings, Inc.

(Registrant)

By: /s/ Jeffrey DeNunzio

Name: Jeffrey DeNunzio

Chief Executive Officer and

Chief Financial Officer

Dated: January 24, 2022