Form 10-K
period 2022-06-30
Prime Time Holdings, Inc.
filed 2022-08-01
CIK 1874138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED June 30, 2022

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _________

COMMISSION FILE NUMBER: 000-56315

Sparx Holdings Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	00-0000000
(state or other jurisdiction of incorporation)	(IRS Employer Identification Number)

780 Reservoir Avenue #123 Cranston, RI	02910
(address of principal executive offices)	(zip code)

774-250-2456
(registrant’s telephone number, including area code)

Formerly Known As “Prime Time Holdings, Inc.”
(former name or former mailing address, if changed since last report)

Securities to be registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None; Shares are however quoted on the OTC Markets Group Inc’s Pink® Open Market.

Securities to be registered under Section 12(g) of the Exchange Act:

Common stock, par value of $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

[X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☒	Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[X] Yes [  ] No

As of December 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $2,863 based on par value per share ($0.0001), of the registrant’s common stock.

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date:

178,750,031 shares of common stock, $0.0001 par value, issued and outstanding as of August 1, 2022

No shares of preferred stock, $0.0001 par value, issued and outstanding as of August 1, 2022.

Sparx Holdings Group, Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information included in this Annual Report on Form 10-K for the year ended June 30, 2022 (this “Report”), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words “may,” “should,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “likely,” “estimate,” “potential,” “continue,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance, or achievements, or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

CERTAIN TERMS USED IN THIS REPORT

“We,” “us,” “our,” “the Registrant,” the “Company,” and “Sparx Holdings Group” are synonymous with Sparx Holdings Group, Inc., formerly known as, “Prime Time Holdings, Inc.” unless otherwise indicated.

PART I

Item 1. Business.

(a) Business Development

The Company was originally incorporated on June 30, 2021 in the State of Nevada with the name, “Prime Time Holdings, Inc.”

On June 30, 2021, Jeffrey DeNunzio was appointed Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director of the Company.

On September 14, 2021, the Company entered into an “Agreement and Plan of Merger”, whereas it agreed to, and subsequently participated in, a Nevada holding company reorganization pursuant to NRS 92A.180, NRS 92A.200, NRS 92A.230 and NRS 92A.250 (“Reorganization”). The constituent corporations in the Reorganization were China Shouguan Investment Holding Group Corp. (“CHSO” or “Predecessor”), Sparx Holdings Group, Inc., FKA “Prime Time Holdings, Inc.” (“Successor”), and Prime Time Merger Sub, Inc. (“Merger Sub”). Our director is, and was, the sole director/officer of each constituent corporation in the Reorganization.

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

The Company believes that the Reorganization, deemed effective on September 17, 2021, was not a transaction of the type described in subparagraph (a) of Rule 145 under the Securities Act of 1933 and the consummation of the Reorganization will not be deemed to involve an “offer”, “offer to sell”, “offer for sale” or “sale” within the meaning of Section 2(3) of the Securities Act of 1933. The Reorganization was consummated without the vote or consent of the Company’s stockholders. In addition, the provisions of NRS 92A.180 did not provide a stockholder of the Company with appraisal rights in connection with the Reorganization. The Company believes that in the absence of any right of any of the Company’s stockholders to vote with respect to the Reorganization or to insist that their shares be purchased for fair value, the Reorganization could not be deemed to involve an “offer” “offer to sell”; or “sale” within the meaning of Section 2(3) of the Securities Act of 1933.”

However, if the Company’s belief is later determined to be incorrect, whereas the Company may have been required to register the transaction under Section 5 of the Securities Act, shareholders as a result may have a right of rescission under Section 12(a)(1) of the Securities Act. Those potential consequences may have a substantive impact on our liquidity now or at any future time. The SEC could initiate proceedings against the Company and any person that sold securities in violation of Section 5 of the 1933 Securities Act. Section 5 of the Securities Act of 1933 prohibits the sale or delivery of unregistered securities unless a registration statement is in effect as to a security.

On May 18, 2022, Mr. Jeffrey DeNunzio resigned as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, and Treasurer. He remains a Director of the Company.

The resignations of Mr. Jeffrey DeNunzio were not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices. There is no arrangement or understanding among the newly appointed officers and directors or any other person pursuant to which they were appointed as a director and officer of the Company.

On May 18, 2022 Ms. Cassandra DeNunzio was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director.

Following the appointments of Ms. Cassandra DeNunzio, the Company seeks to explore business opportunities in the area of fire suppression technologies including but not limited to licensing agreement(s), merger(s), acquisition(s), or business combination transactions after which the Company would cease to be a "shell" company.

Our Common Stock is quoted on the OTC Markets Group Inc.’s Pink® Open Market under the symbol “PRTM”.

Our majority shareholder, NVC Holdings, LLC, a Wyoming Limited Liability Company, and our Directors, Mr. Jeffrey DeNunzio and Ms. Cassandra DeNunzio, executed a resolution to ratify, affirm, and approve a name change from Prime Time Holdings, Inc. to Sparx Holdings Group, Inc. The aforementioned parties also approved, via the same resolution, to change the Company’s ticker symbol and the authorized shares of Common Stock of the Company from 200,000,000 to 500,000,000.

A Certificate of Amendment to change our name and our authorized shares of Common Stock was filed with the Nevada Secretary of State on July 19, 2022, effective immediately.

On or about July 22, 2022 the Company initiated a FINRA corporate action to effectuate the aforementioned name change from Prime Time Holdings, Inc. to Sparx Holdings Group, Inc., and to change our ticker symbol. This corporate action is pending.

We do not yet know what the Company’s ticker symbol will be changed to, and the ticker symbol chosen will be dependent on current availability and FINRA approval.

The legal date of our name change, July 19, 2022 will differ from the market release date when posted on FINRA’s daily list. A Form 8-K will be filed with the Commission after completion of our FINRA corporate action.

Currently, NVC Holdings, LLC, a Wyoming LLC owned and controlled by Jeffrey DeNunzio and Thomas DeNunzio is our controlling shareholder, owning 150,000,000 common shares.

The Company has been and remains engaged in organizational efforts and obtaining initial financing.

The Company has elected June 30th as its year end.

We use home office space of our directors at no cost.

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

(b) Business Summary

Under SEC Rule 12b-2 under the Exchange Act, the Company qualifies as a shell company, because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity.

The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company seeks to explore business opportunities in the area of fire suppression technologies. This may be in the form of licensing agreement(s), merger(s), acquisition(s), or business combination transactions after which the Company would cease to be a “shell” company.

Currently, the Company is in tentative discussions to enter into a patent licensing agreement with Sparx Technologies, LLC, a Wyoming Limited Liability Company, referred to herein as, “Sparx”, whereas Sparx would license various patented technology to the Company in exchange for some type of consideration, whether it be shares, cash, or some combination of the two. Discussions by and between the Company and Sparx are ongoing, and may not come to fruition. There is no guarantee that the Company and Sparx will enter into a business combination, an arrangement, or an agreement of any kind.

Sparx Technologies, LLC may be deemed to be a related party, as it is owned and controlled by our Chief Executive Officer and Director Cassandra DeNunzio.

Sparx Technologies, LLC (Sparx) is a technology company registered in the state of Wyoming, headquartered in Cranston, Rhode Island with a mission to provide fire protection to businesses and building owners that operate within infrastructures that cannot be reasonably protected by traditional fire sprinklers.

Sparx intends to pioneer the fire protection industry with a commercially available wireless electronic fire sprinkler network and develop the industry’s first commercially available wireless electronic fire sprinkler system that can be adaptable for a variety of different applications and customers.

Sparx has a provisional patent filed with the United States Patent and Trademark Office (USPTO) on January 28, 2022 under United States Provisional Patent Application Serial No. 63/304,302 intended to protect Sparx’s battery-powered wireless fire sprinkler technology. Sparx relies on a combination of patent, trademark, copyright, trade secret, and contractual protections to establish and protect its intellectual proprietary rights.

As mentioned previously, there is no guarantee that the current discussions between the Company and Sparx will lead to any material contracts, arrangements, business combinations, or any other type of agreement. Should discussions between the two parties terminate, or not lead to anything material, the Company will need to continue to explore other business opportunities in the fire protection industry.

The analysis of new business opportunities will be undertaken by, or under the supervision of Cassandra DeNunzio, our Chief Executive Officer and Director. As of this date, the Company has not entered into any definitive agreement(s) with any party.

The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets or business opportunities, the Registrant will consider the following kinds of factors:

(a)	Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)	Strength and diversity of management, either in place or scheduled for recruitment;

(d)	Capital requirements and anticipated availability of required funds, to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)	The cost of participation by the Registrant as compared to the perceived tangible and intangible values and potentials;

(f)	The extent to which the business opportunity can be advanced;

(g)	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and,

(h)	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Registrant's limited capital available for investigation, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Additionally, Sparx Holdings Group, Inc. will continue to be an insignificant participant in the business of seeking business opportunities with other entities. A large number of established and well-financed entities, including venture capital firms, are active in this space and have significantly greater financial resources, technical expertise and managerial capabilities than Sparx Holdings Group, Inc. and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, Sparx Holdings Group, Inc. will also compete with numerous other small public companies in seeking such opportunities.

(c) Reports to security holders.

(1)	The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of such a report.

(2)	The Company will file reports with the SEC. The Company will be a reporting company and will comply with the requirements of the Exchange Act.

(3)	The public may read and copy any materials the Company files with the SEC in the SEC's Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

Information Regarding our Shell Status

Security holders who received securities from us when we became a shell company are considered underwriters in connection with any resale of those securities until one year from the date Form 10 information has publicly filed, as specified in Rule 144(i). Shares of our common stock which are not registered with the Securities and Exchange Commission, but are currently held by shareholders, cannot be sold under the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act (“Rule 144”) so long as the Company is designated a “shell company” and for 12 months after it ceases to be a “shell company,” provided the Company otherwise is in compliance with the applicable rules and regulations. Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

Emerging Growth Company

We are an emerging growth company under the JOBS Act. We shall continue to be deemed an emerging growth company until the earliest of:

(a) the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,070,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;
(b) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective IPO registration statement;
(c) the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or
(d) the date on which such issuer is deemed to be a large accelerated filer, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.

As an emerging growth company, we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures. Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company, we are also exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Item 1A. Risk Factors.

The Company qualifies as a smaller reporting company, as defined by Item 10 of Regulation S-K and, thus, is not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently neither rent nor own any properties. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities. We currently utilize the home office space and equipment of our management at no cost.

Item 3. Legal Proceedings.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition, or results of operations. To the best of our knowledge, no adverse legal activity is anticipated or threatened.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted and traded on the over-the-counter market (the “OTC Markets”) in the Pink Open® Market (the “Pink Market”) under the symbol “PRTM” There is currently a limited trading market in the Company’s shares of Common Stock. Currently, we are pending a FINRA corporate action to effectuate a change in our ticker symbol. We do not know when the FINRA corporate action will be effective and when the change to our ticker symbol will take place. We also do not know what our ticker symbol will be changed to as it is dependent on FINRA approval and current availability.

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
June 30, 2022	$0.15	$0.031
March 31, 2022	$0.35	$0.116
December 31, 2021	$0.6549	$0.1901
September 30, 2021	$0.83	$0.32

1 We were a party to a corporate reorganization, legally effective as of September 17, 2021. Information regarding this reorganization is detailed herein on page 3. Prior to this reorganization, we have no information to report pursuant to the above table. The quarter ending September 30, 2021, only includes data stemming back to September 17, 2021.

Holders

As of the date of this Annual Report, we have 178,750,031 shares of common stock, $0.0001 par value, issued and outstanding and no shares of Preferred stock, $0.0001 par value, issued and outstanding.

As of the date of this Annual Report, we also have approximately 42 shareholders of record. This is inclusive of Cede and Co., which is deemed to be one shareholder of record. For further clarification, Cede & Co. is currently defined by the “NASDAQ”, as “a Nominee name for The Depository Trust Company, a large clearing house that holds shares in its name for banks, brokers and institutions in order to expedite the sale and transfer of stock.”

Voting

Each share of common stock has voting rights of one vote per share.

Each share of Preferred Stock has voting rights of one vote per share.

Dividends and Share Repurchases

We have not paid any dividends to our stockholders. There are no restrictions, which would limit our ability to pay dividends on common equity or that are likely to do so in the future.

Issuer Purchases of Equity Securities

None.

Equity Compensation Plan Information

We do not have any equity compensation plans, either approved or not approved, by our security holders.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are currently seeking business opportunities in the area of fire suppression technologies. This may be in the form of licensing agreement(s), merger(s), acquisition(s), or business combination transactions after which the Company would cease to be a “shell” company.

Currently, the Company is in tentative discussions to enter into a licensing agreement with Sparx Technologies, LLC, a Wyoming Limited Liability Company, referred to herein as, “Sparx”, whereas Sparx would license various patented technology to the Company in exchange for some type of consideration, whether it be shares, cash, or some combination of the two. Such discussions by and between the Company and Sparx are in ongoing, and may not come to fruition. There is no guarantee that the Company and Sparx will enter into a business combination, an arrangement, or an agreement of any kind.

Sparx Technologies, LLC may be deemed to be a related party, as it is owned and controlled by our Chief Executive Officer and Director Cassandra DeNunzio.

We are an emerging growth company (EGC) that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act (the JOBS Act), that eases restrictions on the sale of securities; and increases the number of shareholders a company must have before becoming subject to the U.S. Securities and Exchange Commissions (SEC’s) reporting and disclosure rules.

Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a business combination or opportunity of some kind, whether it be via a licensing agreement, acquisition, merger, or material agreement with another entity, each of which would be intended to result in us ceasing to be a shell company.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We do not currently engage in any business activities that provide cash flows.

At this time, we are entirely reliant upon cash contributions made by our officer and directors to pay for any and all expenses.

During the next 12 months we anticipate incurring costs related to:

(i) filing of Exchange Act reports (legal, accounting and auditing fees) in the amount of approximately $5,000; and

(ii) costs relating to consummating a business combination or opportunity of some type, which we cannot accurately forecast the cost of with any level of specificity.

We believe we will be able to meet the costs of filing Exchange Act reports during the next 12 months through use of funds to be loaned to us or invested in us by Jeffrey DeNunzio and Cassandra DeNunzio, our Directors.

There is no guarantee that such additional funds will be made available to us or on terms that are favorable to us. If we enter into a business combination, or agreement of some kind, with another company, we may require funding from our Directors and or we may need to discover alternate forms of funding from external sources. There is always the possibility that the Company is unable to secure additional funding to further its business agenda.

We have no cash on hand, negative working capital, a stockholder deficit, and have no source of revenues. These conditions raise substantial doubt about our ability to continue as a going concern. Going forward, we will be devoting our efforts to exploring business opportunities in the area of fire suppression technologies. As mentioned previously, this may be in the form of licensing agreement(s), merger(s), acquisition(s), or business combination transactions after which the Company would cease to be a “shell” company.

Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital or by furthering our business agenda outlined above.

Liquidity

We have no known demands or commitments and are not aware of any events or uncertainties as of June 30, 2022 and June 30, 2021 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of June 30, 2022 and June 30, 2021.

Off Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We qualify as a smaller reporting company, as defined by Item 10 of Regulation S-K and, thus, are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Sparx Holdings Group, Inc.

Formerly known as prime time holdings, Inc.

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm (PCAOB FIRM ID 5041)	F2

Balance Sheets	F3

Statements of Operations	F4

Statements of Changes in Stockholders’ Deficit	F5

Statements of Cash Flows	F6

Notes to Financial Statements	F7-F8

- F1 -

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Sparx Holdings Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sparx Holdings Group, Inc. as of June 30, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2021

Lakewood, CO

July 31, 2022

- F2 -

Sparx Holdings Group, Inc.

Formerly Known as Sparx Holdings Group, Inc.

Balance Sheet

	June 30, 2022	June 30, 2021

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accrued Expenses	$-	$3,750

TOTAL LIABILITIES	$-	$3,750

Stockholders’ Equity (Deficit)
Preferred stock ($.0001 par value, 5,000,000 shares authorized; 0 issued and outstanding as of June 30, 2022 and June 30, 2021)	-	-

Common stock ($.0001 par value, 200,000,000 shares authorized, 178,750,031 and 0 issued and outstanding as of June 30, 2022 and June 30, 2021,respectively)	17,875	-
Additional paid-in capital	(7,422)	960
Accumulated deficit	(10,453)	(4,710)
Total Stockholders’ Equity (Deficit)	-	(3,750)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these audited financial statements.

- F3 -

Sparx Holdings Group, Inc.

Formerly Known as Sparx Holdings Group, Inc.

Statements of Operations

	Year Ended June 30, 2022	For the Period June 30, 2021 (Inception) to June 30, 2021

Operating expenses

General and administrative expenses	$5,743	$4,710
Total operating expenses	5,743	4,710

Net loss	$(5,743)	$(4,710)

Basic and Diluted net loss per common share	$(0.00)	$-

Weighted average number of common shares outstanding - Basic and Diluted	178,750,031	-

The accompanying notes are an integral part of these audited financial statements.

- F4 -

Sparx Holdings Group, Inc.

Formerly Known as Sparx Holdings Group, Inc.

Statement of Changes in Stockholders' Deficit

For the Period June 30, 2021 (Inception) to June 30, 2022

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, June 30, 2021	-	$-	$960	$(4,710)	$(3,750)
Common shares issued in reorganization	178,750,031	17,875	(17,875)	-	-
Expenses paid on behalf of the Company and contributed to capital	-	-	9,493	-	9,493
Net loss	-	-		(5,743)	(5,743)
Balances, June 30, 2022	$178,750,031	$17,875	$(7,422)	$(10,453)	$-

The accompanying notes are an integral part of these audited financial statements.

- F5 -

Sparx Holdings Group, Inc.

Formerly Known as Sparx Holdings Group, Inc.

Statements of Cash Flows

	Year Ended June 30, 2022	For the Period June 30, 2021 (Inception) to June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,743)	$(4,710)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses contributed to capital	9,493	960
Changes in current assets and liabilities:
Accrued expenses	(3,750)	3,750
Net cash used in operating activities	-	-

Net change in cash	$-	$-
Beginning cash balance	-	-
Ending cash balance	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these audited financial statements.

- F6 -

Sparx Holdings Group, Inc.

Formerly Known as Sparx Holdings Group, Inc.

Notes to the Audited Financial Statements

Note 1 - Organization and Description of Business

The Company was originally incorporated on June 30, 2021 in the State of Nevada with the name, “Prime Time Holdings, Inc.”

On June 30, 2021, Jeffrey DeNunzio was appointed Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director of the Company.

On September 14, 2021, the Company entered into an “Agreement and Plan of Merger”, whereas it agreed to, and subsequently participated in, a Nevada holding company reorganization pursuant to NRS 92A.180, NRS 92A.200, NRS 92A.230 and NRS 92A.250 (“Reorganization”). The constituent corporations in the Reorganization were China Shouguan Investment Holding Group Corp. (“CHSO” or “Predecessor”), Sparx Holdings Group, Inc., FKA “Prime Time Holdings, Inc.” (“Successor”), and Prime Time Merger Sub, Inc. (“Merger Sub”). Our director is, and was, the sole director/officer of each constituent corporation in the Reorganization.

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

On May 18, 2022, Mr. Jeffrey DeNunzio resigned as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, and Treasurer. He remains a Director of the Company.

The resignations of Mr. Jeffrey DeNunzio were not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices. There is no arrangement or understanding among the newly appointed officers and directors or any other person pursuant to which they were appointed as a director and officer of the Company.

On May 18, 2022 Ms. Cassandra DeNunzio was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director.

Following the appointments of Ms. Cassandra DeNunzio, the Company seeks to explore business opportunities in the area of fire suppression technologies. This may be in the form of licensing agreement(s), merger(s), acquisition(s), or business combination transactions after which the Company would cease to be a "shell" company.

Our majority shareholder, NVC Holdings, LLC, a Wyoming Limited Liability Company, and our Directors, Mr. Jeffrey DeNunzio and Ms. Cassandra DeNunzio, executed a resolution to ratify, affirm, and approve a name change from Prime Time Holdings, Inc. to Sparx Holdings Group, Inc. The aforementioned parties also approved, via the same resolution, to change the Company’s ticker symbol and the authorized shares of Common Stock of the Company from 200,000,000 to 500,000,000.

A Certificate of Amendment to change our name and our authorized shares of Common Stock was filed with the Nevada Secretary of State on July 19, 2022, effective immediately.

On or about July 22, 2022 the Company initiated a FINRA corporate action to effectuate the aforementioned name change from Prime Time Holdings, Inc. to Sparx Holdings Group, Inc., and to change our ticker symbol. This corporate action is pending.

The Company has been and remains engaged in organizational efforts and obtaining initial financing.

The Company has elected June 30th as its year end.

As of June 30, 2022, the Company had not yet commenced material operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at June 30, 2022 and June 30, 2021 were $0 for both periods.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at June 30, 2022 and June 30, 2021.

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

The Company does not have any potentially dilutive instruments as of June 30, 2022 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

- F7 -

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

The Company had no stock-based compensation plans as of June 30, 2022.

The Company’s stock-based compensation for the periods ended June 30, 2022 and June 30, 2021 was $0 for both periods.

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

We have no assets or leases and do not believe we will be impacted in the foreseeable future by the newly adopted accounting standard(s) mentioned above.

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

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of June 30, 2022, the Company has incurred a net loss of approximately $10,453 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $2,195 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on June 30, 2021, and our fiscal year end of June 30, 2022, we have completed only two taxable fiscal years.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of June 30, 2022.

Note 6 - Shareholder Equity

Preferred Stock

As of June 30, 2022, the authorized preferred stock of the Company was 5,000,000 shares with a par value of $0.0001. There were no shares of Preferred Stock issued and outstanding as of June 30, 2022 and June 30, 2021.

Common Stock

As of June 30, 2022, the authorized common stock of the Company was 200,000,000 shares with a par value of $0.0001. There were 178,750,031 and 0 shares of common stock issued and outstanding as of June 30, 2022 and June 30, 2021, respectively.

Effective September 17, 2021, the Company reorganized and merged with China Shougan Investment Holding Group Corp (“CHSO”) whereas the outstanding common shares of CHSO became the outstanding shares of the Company (see Note 1).

Additional Paid-In Capital

The Company’s director, Jeffrey DeNunzio, paid expenses on behalf of the company totaling $9,453 during the period ended June 30, 2022.

The Company’s director, Jeffrey DeNunzio, paid expenses on behalf of the company totaling $960 during the period ended June 30, 2021.

The $10,413 in total payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

Note 7 - Related-Party Transactions

Additional Paid-In Capital

The Company’s director, Jeffrey DeNunzio, paid expenses on behalf of the company totaling $9,453 during the period ended June 30, 2022.

The Company’s director, Jeffrey DeNunzio, paid expenses on behalf of the company totaling $960 during the period ended June 30, 2021.

Office Space

We utilize the home office space and equipment of our management at no cost.

Note 8 - Subsequent Events

Management has reviewed the financial transactions for the Company subsequent to the period ended June 30, 2022 and has found that there was nothing material to disclose except for the following:

On July 19, 2022, the Company filed an amendment to its Articles of Incorporation with the Nevada Secretary of State, whereas, effective immediately upon filing, it changed its name from Prime Time Holdings, Inc. to Sparx Holdings Group, Inc., and increased its authorized shares of common stock to 500,000,000 shares.

On or about July 22, 2022 the Company initiated a FINRA corporate action to effectuate the aforementioned name change from Prime Time Holdings, Inc. to Sparx Holdings Group, Inc., and to change our ticker symbol. This corporate action is pending.

We do not yet know what the Company’s ticker symbol will be changed to, and the ticker symbol chosen will be dependent on current availability and FINRA approval.

The legal date of our name change, July 19, 2022 will differ from the market release date when posted on FINRA’s daily list.

- F8 -

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15e and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, which at this time consists of our officer and director, Cassandra DeNunzio, and our director, Jeffrey DeNunzio.

As of June 30, 2022, the end of the year covered by this Report, we carried out an evaluation, under the supervision of Ms. Cassandra DeNunzio, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. Ms. DeNunzio concluded that the disclosure controls and procedures were not effective as of the end of the year covered by this Report due to material weaknesses identified below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting using the criteria in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Based on our evaluation under the framework in COSO, our management concluded that our internal control over financial reporting was ineffective as of June 30, 2022 based on such criteria. Deficiencies existed in the design or operation of our internal control over financial reporting that adversely affect our internal controls and that may be considered material weaknesses. A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the determination that there was a lack of resources to provide segregation of duties consistent with control objectives, the lack of a formal audit committee, and the lack of a formal review process that includes multiple levels of review over financial disclosure and reporting processes, management has determined that material weaknesses existed as of June 30, 2022.

The weaknesses and the related risks are not uncommon in a company of our size because of the limitations in the size and number of our staff. To address these material weaknesses, and subject to the receipt of additional financing or cash flows, we intend to undertake remediation measures to address the material weaknesses described in this Report, including implementing procedures pursuant to which we can ensure segregation of duties and hire additional resources to ensure appropriate review and oversight.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met under all potential conditions, regardless of how remote, and may not prevent or detect all errors and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Auditor’s Report on Internal Control Over Financial Reporting

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) that have occurred during the fourth quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Each of our directors holds office until the next annual meeting of our stockholders or until his successor has been elected and qualified, or until his death, resignation, or removal. Our executive officers are appointed by our board of directors and hold office until their death, resignation, or removal from office.

Our current executive officers and directors and additional information concerning them are as follows:

Name	Age	Position
Cassandra DeNunzio	30	Chief Financial Officer, Chief Financial Officer, President, Secretary, Treasurer and Director
Jeffrey DeNunzio	31	Director

Ms. Cassandra DeNunzio, age 30, attended the University of New Hampshire on a full merit-based scholarship and graduated Summa cum Laude with her Bachelor of Science Degree in Electrical Engineering (BSEE) in 2014. In 2016, she received her Master of Science Degree in Electrical Engineering (MSEE) from Columbia University in the City of New York, and in 2019 she received her Master of Business Administration (MBA) Degree from Arkansas State University. In February of 2016, she took a position as an Electrical Engineer for Johnson Controls International Plc (JCI), formerly Tyco Fire Protection Products. During her tenure at JCI, Ms. DeNunzio designed and developed new technology products, worked alongside approval agencies to test ground-breaking ideas, and assisted customers in implementing solutions. Her accolades include presenting and winning awards for her works at internal research conferences and receiving recognition as an inventor on seven patent applications filed with the United States Patent and Trademark Office (USPTO). Cassandra left her position at JCI in October of 2020 and worked for Science Applications International Corporation (SAIC) as a defense contractor. She held the position of Senior Electrical Engineer for SAIC for about 9 months while working on projects and contracts for the U.S. Navy. On August 22, 2021, Ms. DeNunzio founded Sparx Technologies, LLC, an emerging fire protection technology company committed to developing innovative products to protect businesses and building owners against highly challenging fires. Ms. DeNunzio filed a provisional patent application on January 28, 2022 with Sparx Technologies, LLC to protect the company's commercial vision to employ software and electronics in fire sprinkler design.

Mr. Jeffrey DeNunzio, age 31, graduated Cum Laude from Roger Williams University in 2012, with a double major in Legal Studies and Psychology. Prior to his graduation, and to the present day, he has acted as a research specialist and consultant for numerous publicly traded companies as well as private developmental stage companies. His experience spans from small start up stage companies, to multi million dollar publicly listed companies. His business acumen and customized consultation strategies have spanned across various industries, including, but not limited to, hemp, crypto currency, real estate and healthcare. He has resurrected defunct corporate charters, originated Form 10 Shell Companies, written and filed S-1 Registration Statements, Form 1-A Registration Statements and also prepared the ongoing SEC filings necessary for companies to remain in good standing with the Securities and Exchange Commission. Mr. DeNunzio has vast experience in corporate structuring, reverse triangular mergers and spearheading the business operations and trading processes of various companies of both domestic and foreign origin.

Committees of the Board

We currently do not have nominating, compensation, or audit committees, or committees performing similar functions, nor do we have a written nominating, compensation, or audit committee charter. Our board of directors believes that it is not necessary to have such committees given our current size and the limited scope of our business. Currently, our board of directors is performing the functions of such committees.

In lieu of an Audit Committee, our board of directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results, and effectiveness of the annual audit of our financial statements and other services provided by our independent registered public accounting firm. Our board of directors review our internal accounting controls, practices, and policies.

Audit Committee Financial Expert

Our board of directors have determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K . We believe that given our current size and the limited scope of our business, retaining an independent director who would qualify as an audit committee financial expert would be overly costly and burdensome. We will consider establishing an Audit Committee, and identifying an individual to serve as an independent director and as the audit committee financial expert when so required.

Involvement in Certain Legal Proceedings

None of our executive officers and directors have been involved in or a party to any of the following events or actions during the past ten years:

1.	Any petition under the federal bankruptcy laws or any state insolvency laws filed by or against, or an appointment of a receiver, fiscal agent, or similar officer by a court for the business or property of such person, a partnership in which such person was a general partner at or within two years before the time of such filing, or any corporation or business association of which such person was an executive officer either at or within two years prior to the time of such filing;
2.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	Being subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, such person from, or otherwise limiting, the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director, or employee of any investment company, bank, savings and loan association, or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; or (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;
4.	Being the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity;
5.	Being found by a court of competent jurisdiction (in a civil action) or the SEC to have violated a Federal or State securities law, and the judgment has not been subsequently reversed, suspended, or vacated;
6.	Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated;
7.	Being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of :(i) any Federal or State securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have not adopted a formal Code of Ethics. We have no employees, one officer, and only two total directors, one of which is also our sole officer. In the event we commence substantive operations, or the number of employees, number of officers, and/or number of directors increases in the future, we may take actions to adopt a formal Code of Ethics.

Nomination of Directors

As of August 1, 2022, we had not effected any material changes to the procedures by which our stockholders may recommend nominees to our board of directors. We do not have any defined policy or procedural requirements for stockholders to submit recommendations or nominations for directors. Our board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors will assess all candidates, whether submitted by management or stockholders, and make recommendations for election or appointment.

A stockholder who wishes to communicate with our board of directors may do so by directing a written request addressed to the Company with the address appearing on the first page of this Report.

Compliance with Section 16(A) of the Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended June 30, 2022 have not been filed and have been brought to the attention of management.

Family Relationships

We have one officer, Cassandra DeNunzio. We also have two directors which consists of Cassandra DeNunzio and Jeffrey DeNunzio. Cassandra DeNunzio and Jeffrey DeNunzio are siblings. Our controlling shareholder, NVC Holdings, LLC is owned and controlled by its members Jeffrey DeNunzio and Thomas DeNunzio. Thomas DeNunzio is the father of Jeffrey DeNunzio and Cassandra DeNunzio.

Arrangements

There are no arrangements or understandings between an executive officer or director and any other person pursuant to which he or she was selected as an executive officer or director.

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers, which is defined as follows: (i) all individuals serving as our principal executive officer during the year ended June 30, 2021 and or June 30, 2022; (ii) each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended June 30, 2021 and or June 30, 2022; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer as of the end of the year ended June 30, 2021 and or June 30, 2022.

Name and principal position	Fiscal Year Ended December 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Cassandra DeNunzio, President, CEO, CFO, Treasurer, Secretary, and Director	2021	0	0	0	0	0	0	0	0
	2022	0	0	0	0	0	0	0	0
Jeffrey DeNunzio, Director	2021	0	0	0	0	0	0	0	0
	2022	0	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity awards at the year ended June 30, 2022.

Potential Payments Upon Termination or Change-of-Control

None of our named executive officers or directors are entitled to any payments upon termination or change-of-control.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Employment Agreements

We have no employment agreements with any of our named executive officers or directors.

Compensation of Directors

We did not pay any of our directors any compensation during the fiscal year ended June 30, 2022, whether in their capacity as a named executive officer or as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of August 1, 2022, the number of shares of common stock owned of record and beneficially by (i) each of our current directors, (ii) each of our named executive officers, (iii) our directors and executive officers as a group, and (iv) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding common stock. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to the number of shares indicated as beneficial owned by them.

The percentage of voting control held by each listed party is based on 178,750,031 shares of Common Stock, $0.0001 par value, issued and outstanding as of the date of this report.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (Common Shares)	Approximate Percentage of Class (Common)	Amount and Nature of Beneficial Ownership (Preferred Shares)	Approximate Percentage of Class (Preferred)	Approximate Total Voting Percentage

Officers and Directors
Jeffrey DeNunzio (1)	17,500	0.01%	-	-	0.01%
Cassandra DeNunzio (2)	100,000	0.06%	-	-	0.06%
5% or Greater Shareholders
NVC Holdings, LLC (3)	150,000,000	83.92%	-	-	83.92%
Total Voting Percentage (5% or greater shareholders and Officers/ Directors as a group)	150,117,500	83.99%	-	-	83.99%
_________________________________________

(1) Jeffrey DeNunzio serves as our Director. Jeffrey DeNunzio’s personally owns 17,500 shares of our Common Stock. These shares were acquired in open market transactions. It should be noted that Jeffrey DeNunzio also shares equal ownership of NVC Holdings, LLC, a Wyoming Limited Liability Company, with his father, Thomas DeNunzio. NVC Holdings, LLC is our majority shareholder.

(2) Ms. Cassandra DeNunzio serves as our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director. Ms. Cassandra Denunzio personally owns 100,000 shares of our Common Stock. These shares were acquired in open market transactions.

(3) Ownership of NVC Holdings, LLC, a Wyoming Limited Liability Company, is shared equally between Jeffrey DeNunzio and his father, Thomas DeNunzio. NVC Holdings, LLC is the beneficial owner of 150,000,000 shares of Common Stock.

Changes in Control

We do not know of any arrangements that may, at a subsequent date, result in a change in control.

Item 13. Certain Relationships and Related Transactions.

Related Party Transactions

Other than the transactions described below, since June 30, 2021, the date of our incorporation, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	In which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end; and

•	In which any director, executive officer, stockholders who beneficially own more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Office Space and Equipment

We utilize the home office space and equipment of our management at no cost.

Additional information

On September 17, 2021, the Company completed a Nevada holding company reorganization pursuant to NRS. Our common stock previously traded in the OTC Markets under our former ticker symbol “CHSO” under which the common stock previously listed and traded until the new ticker symbol “PRTM” was announced on September 20, 2021, on the Financial Industry Regulatory Authority’s daily list with a market effective date of September 21, 2021.

Currently, NVC Holdings, LLC, a Wyoming LLC owned and controlled by Jeffrey DeNunzio and Thomas DeNunzio, is our controlling shareholder, owning 150,000,000 common shares. Jeffrey DeNunzio is the brother of Cassandra DeNunzio. Thomas DeNunzio is the father of Cassandra DeNunzio and Jeffrey DeNunzio. Jeffrey DeNunzio and Cassandra DeNunzio are currently are only directors and Cassandra DeNunzio is our sole officer.

The Company’s director, Jeffrey DeNunzio, paid expenses on behalf of the company totaling $9,453 during the period ended June 30, 2022.

The Company’s director, Jeffrey DeNunzio, also paid expenses on behalf of the company totaling $960 during the period ended June 30, 2021.

Director Independence

We are not listed on any exchange that requires directors to be independent. We have not:

•	Established our own definition for determining whether our directors or nominees for directors are “independent,” nor have we adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system, though our current directors would not be deemed to be “independent” under any applicable definition given that they are officers of the Company; nor

•	Established any committees of our board of directors.

Item 14. Principal Accounting Fees and Services.

Below is the approximate aggregate amount of fees billed for professional services rendered by our principal accountants with respect to the year ended June 30, 2022, and June 30, 2021 respectively.

	BF Borgers CPA PC	2022	2021
Audit fees		$3,575	$3,250
Review fees		$4,500	$0
Audit-related fees		-	-
Tax fees		-	-
All other fees		-	-

Total		$8,075	3,250

Pre-Approval Policies and Procedures

Currently, we do not have a separately designed Audit Committee. Instead, our entire board of directors performs those functions. Accordingly, our board of directors was responsible for pre-approving all services provided by our independent registered public accounting firm. The above fees were reviewed and approved by our board of directors before the services were rendered.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

1. Our financial statements are listed in the index under Item 8 of this document; and

2. All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.12	Certificate of Amendment (2)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended June 30, 2022 (3)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (4)

(1)	Filed as an exhibit to the Company's Form 10-12G, as filed with the SEC on July 26, 2021, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on July 22, 2022, and incorporated herein by this reference.
(3)	Filed herewith.
(4)	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sparx Holdings Group, Inc.

By: /s/ Cassandra DeNunzio

Cassandra DeNunzio

Chief Executive Officer and Chief Financial Officer,

(Principal Executive Officer and Principal Financial Officer)

Dated: August 1, 2022