Form 10-Q
period 2022-09-30
Sparx Holdings Group, Inc.
filed 2022-11-09
CIK 1874138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2022

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

 [  ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 9, 2022, there were 278,750,031 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Sparx Holdings Group, Inc.

Balance Sheet

	September 30, 2022 (Unaudited)	June 30, 2022

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

TOTAL LIABILITIES	$-	$-

Stockholders’ Equity (Deficit)
Preferred stock ($.0001 par value, 5,000,000 shares authorized; 0 issued and outstanding as of September 30, 2022 and June 30, 2022)	-	-

Common stock ($.0001 par value, 500,000,000 shares authorized, 278,750,031 shares issued and outstanding as of September 30, 2022; $.0001 par value, 200,000,000 shares authorized, 178,750,031 shares issued and outstanding as of June 30, 2022)	27,875	17,875
Additional paid-in capital	(2,647)	(7,422)
Accumulated deficit	(25,228)	(10,453)
Total Stockholders’ Equity (Deficit)	-	-

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

 The accompanying notes are an integral part of these unaudited financial statements.

-F1-

 Sparx Holdings Group, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021

Operating expenses

General and administrative expenses	$14,775		$782
Total operating expenses	14,775		782
		$
Net loss	$(14,775)		(782)
		$
Basic and Diluted net loss per common share	$(0.00)		(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	196,684,814		178,750,031

The accompanying notes are an integral part of these unaudited financial statements.

-F2-

Sparx Holdings Group, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

 FOR THE PERIOD ended September 30, 2022

(UNAUDITED)

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, June 30, 2022	178,750,031	$17,875	$(7,422)	$(10,453)	$-
Shares issued as compensation	100,000,000	10,000			10,000
Expenses paid on behalf of the Company and contributed to capital	-	-	4,775	-	4,775
Net loss	-	-	-	(14,775)	(14,775)
Balances, September 30, 2022	278,750,031	$27,875	$(2,647)	$(25,228)	$-

Sparx Holdings Group, Inc. FKA PRIME TIME HOLDINGS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

 FOR THE PERIOD ended SEPTEMBER 30, 2021

(UNAUDITED)

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, June 30, 2021	-	$-	$960	$(4,710)	$(4,710)
Common shares issued in reorganization	178,750,031	17,875	(17,875)	-	-
Expenses paid on behalf of the Company and contributed to capital	-	-	4,032	-	4,032
Net loss	-	-	-	(782)	(782)
Balances, September 30, 2021	178,750,031	$17,875	$(12,883)	$(5,492)	$(500)

The accompanying notes are an integral part of these unaudited financial statements.

-F3-

Sparx Holdings Group, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,775)	$(782)
Adjustment to reconcile net loss to net cash used in operating activities:
Share-based compensation	10,000	-
Expenses contributed to capital	4,775	4,032
Changes in current assets and liabilities:
Accrued expenses	-	(3,250)
Net cash used in operating activities	-	-

Net change in cash	$-	$-
Beginning cash balance	-	-
Ending cash balance	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

-F4-

Sparx Holdings Group, INC.

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

Immediately prior to the Reorganization, Prime Time Holdings, Inc. issued 1,000 common shares of its common stock to Predecessor and Merger Sub issued 1,000 shares of its common stock to Prime Time Holdings, Inc. As such, immediately prior to the merger, Prime Time Holdings, Inc. became a wholly owned direct subsidiary of China Shouguan Investment Holding Group Corp. and Merger Sub became a wholly owned and direct subsidiary of Prime Time Holdings, Inc.

On September 15, 2021, Prime Time Holdings, Inc. filed Articles of Merger with the Nevada Secretary of State. The merger became effective on September 17, 2021 at 9:00 AM PST (“Effective Time”). At the Effective Time, Predecessor was merged with and into Merger Sub (the “Merger), and Predecessor became the surviving corporation. Each share of Predecessor common stock issued and outstanding immediately prior to the Effective Time was converted into one validly issued, fully paid and non-assessable share of Prime Time Holdings, Inc.’s (“Successors”) common stock. The result of the merger was that all previous shareholders of Predecessor became the identical shareholders of PRTM holding an equivalent amount of shares in PRTM that they previous held in CHSO prior to the merger. The Agreement and Plan of merger were made a part of the Articles of Merger that were filed as EX-99.1 to the Form 8-K filed with the Commission on September 20, 2021.

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

Our common stock traded in the OTC Markets under the Predecessor ticker symbol “CHSO” under which the common stock of Predecessor previously listed and traded until the new ticker symbol “PRTM” was announced September 20, 2021 on the Financial Industry Regulatory Authority’s daily list with a market effective date of September 21, 2021. We were given a new CUSIP Number of 74167E103.

The Company believes that the Reorganization, was not a transaction of the type described in subparagraph (a) of Rule 145 under the Securities Act of 1933 and the consummation of the Reorganization will not be deemed to involve an “offer”, “offer to sell”, “offer for sale” or “sale” within the meaning of Section 2(3) of the Securities Act of 1933. The Reorganization was consummated without the vote or consent of the Company’s stockholders. In addition, the provisions of NRS 92A.180 did not provide a stockholder of the Company with appraisal rights in connection with the Reorganization. The Company believes that in the absence of any right of any of the Company’s stockholders to vote with respect to the Reorganization or to insist that their shares be purchased for fair value, the Reorganization could not be deemed to involve an “offer” “offer to sell”; or “sale” within the meaning of Section 2(3) of the Securities Act of 1933.

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

On May 18, 2022, Ms. Cassandra DeNunzio was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director.

Following the appointments of Ms. Cassandra DeNunzio, the Company began to seek business opportunities in the area of fire suppression technologies.

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

A Certificate of Amendment to change our name and our authorized shares of Common Stock was filed with the Nevada Secretary of State on July 19, 2022.

On or about July 22, 2022, the Company initiated a FINRA corporate action to effectuate the aforementioned name change from Prime Time Holdings, Inc. to Sparx Holdings Group, Inc., and to change our ticker symbol. This corporate action has now been processed and completed. The FINRA Daily List Announcement Date for the aforementioned FINRA corporate action was November 8, 2022, while the Market Effective Date is the date of this filing, November 9, 2022. Our ticker symbol is now SHGI. Our CUSIP number remains the same as before and did not change as a result of this FINRA corporate action.

On August 29, 2022, we entered into and consummated a Patent License Agreement (“Agreement”) with Sparx Technologies, LLC, a limited liability company (“Licensor”). Licensor is solely owned and controlled by Ms. Cassandra DeNunzio, our CEO and Director. Ms. DeNunzio is the sole and first named inventor under a provisional patent application with a Serial No. 63/304,302 filed with the United States Patent Office (“USPTO”) on January 28, 2022, relating to the fire protection industry and particularly a commercially available battery-operated wireless electronic fire sprinkler network.

The Patent License Agreement was filed as an exhibit to our Form 8-K, as filed with the SEC on August 29, 2022. It is incorporated herein by reference.

As a result of the Agreement, we adopted the existing operations and business plan of Sparx Technologies, LLC pursuant to the terms and conditions of the patent licensing agreement and ceased to be a shell company.

In partial consideration for the exclusive license granted by Licensor to the Company, the Company paid Sparx Holdings, LLC, a limited liability company, controlled and solely owned by Ms. DeNunzio, a non-refundable license fee upon execution of the Agreement in the amount of One Hundred Million shares (100,000,000) of the Company’s common stock (the “Initial License Fee”). The Initial License Fee is consideration for the grant and continuation of the license pursuant to a five-year term. Licensor shall have no obligation or liability to return any portion of the Initial License Fee. The Company shall pay Licensor a royalty of fifty percent (50%) of Licensee’s Net Sales of all Licensed Products developed and sold by the Company. Ownership of the licensed technology prior to, during the course or as a result of the Agreement, will be the sole and exclusive property of Licensor.

The consummation of the Agreement is deemed to be a related party transaction given Cassandra DeNunzio serves as our sole officer, and as a member of our Board of Directors. She is also the sole member and controller of Sparx Technologies, LLC.

On September 19, 2022, Sparx Technologies, LLC filed with the USPTO two Trademark Applications, Serial No. 97/597085 and Serial No. 97/5977092. SPARXTM corresponds to Serial No. 97/597085 and the graphic (logo) appearing on the first page of this Form 10-Q corresponds to Serial No. 97/5977092.

We use home office space of our directors at no cost.

We have no employees at this time.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at September 30, 2022 and June 30, 2022 were $0 for both periods.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at September 30, 2022 and June 30, 2022.

Basic Earnings (Loss) Per Share

The Company computes basic and diluted earnings (loss) per share in accordance with ASC Topic 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. The Company does not have any potentially dilutive instruments as of September 30, 2022 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of September 30, 2022.

The Company’s stock-based compensation for the periods ended September 30, 2022 and September 30, 2021 was $10,000 and $0, respectively.

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

We have no assets and or leases that we believe will be impacted in the foreseeable future by the newly adopted accounting standard(s) mentioned above.

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

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of September 30, 2022, the Company has incurred a net loss of approximately $25,228 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $5,298 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on June 30, 2021, and our fiscal year end of June 30, 2022, we have completed only two taxable fiscal years.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of September 30, 2022.

Note 6 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $0.0001. There were no shares issued and outstanding as of September 30, 2022 and June 30, 2022.

Common Stock

As of September 30, 2022, the authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001.

As of June 30, 2022, the authorized common stock of the Company consists of 200,000,000 shares with a par value of $0.0001.

There were 278,750,031 and 178,750,031 shares of common stock issued and outstanding as of September 30, 2022 and June 30, 2022, respectively.

On August 29, 2022, 100,000,000 shares of common stock were issued to Sparx Holdings, LLC as compensation for licensing rights (see Note 1).

Effective September 17, 2021, the Company reorganized and merged with China Shougan Investment Holding Group Corp (“CHSO”) whereas the outstanding common shares of CHSO became the outstanding shares of the Company (see Note 1).

Additional Paid-In Capital

The Company’s director, Jeffrey DeNunzio, paid expenses on behalf of the company totaling $4,775 during the period ended September 30, 2022.

The Company’s director, Jeffrey DeNunzio, paid expenses on behalf of the company totaling $9,453 during the period ended June 30, 2022.

The Company’s director, Jeffrey DeNunzio, paid expenses on behalf of the company totaling $960 during the period ended June 30, 2021.

The $15,228 in total payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

Note 7 - Related-Party Transactions

Office Space

We utilize the home office space and equipment of our management at no cost.

Note 8 - Subsequent Events

Management has reviewed financial transactions for the Company subsequent to the period ended September 30, 2022 and has found that there was nothing material to disclose.

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

Company Overview

We are a technology company incorporated in the state of Nevada on June 30, 2021, and headquartered in Cranston, Rhode Island with a mission to provide fire protection to businesses and building owners that operate within infrastructures that cannot be reasonably protected by traditional fire sprinklers1. We intend with Sparx Technologies, LLC (“Sparx”) to pioneer the fire protection industry with a commercially available wireless electronic fire sprinkler network and develop the industry’s first commercially available wireless electronic fire sprinkler system that can be adaptable for a variety of different applications and customers.

1 Traditional fire sprinklers are primarily mechanical devices that contain a heat-sensitive element that could be in the form of a glass bulb or a fusible metal link that will rupture or melt at a certain temperature threshold, activating the sprinkler and allowing water to flow. Traditional sprinklers will not turn on all at once. Each one activates independently, on its own.

On August 29, 2022, we entered into and consummated a Patent License Agreement (“Agreement”) with Sparx Technologies, LLC, a limited liability company (“Licensor”). Licensor is solely owned and controlled by Ms. Cassandra DeNunzio, our CEO and director. Ms. DeNunzio is the sole and first named inventor under a provisional patent application with a Serial No. 63/304,302 filed with the United States Patent Office (“USPTO”) on January 28, 2022, relating to the fire protection industry and particularly a commercially available battery-operated wireless electronic fire sprinkler network. As a result of the Agreement, we adopted the existing operations and business plan of Sparx Technologies, LLC pursuant to the terms and conditions of the patent licensing agreement and ceased to be a shell company.

In partial consideration for the exclusive license granted by Licensor to the Company, the Company paid Sparx Holdings, LLC, a limited liability company, controlled and solely owned by Ms. DeNunzio, a non-refundable license fee upon execution of the Agreement in the amount of One Hundred Million shares (100,000,000) of the Company’s common stock (the “Initial License Fee”). The Initial License Fee is consideration for the grant and continuation of the license pursuant to a five-year term. Licensor shall have no obligation or liability to return any portion of the Initial License Fee. The Company shall pay Licensor a royalty of fifty percent (50%) of Licensee’s Net Sales of all Licensed Products developed and sold by the Company. Ownership of the licensed technology prior to, during the course or as a result of the Agreement, will be the sole and exclusive property of Licensor.

The scope of the provisional patent includes the following:

A. System details for a fire sprinkler system that communicates wirelessly.

B. Algorithm descriptions and flowcharts for power reduction which allow for the creation of a battery-powered wireless fire sprinkler product.

C. Potential methods for fire detection and electronic sprinkler actuation.

D. Explanations detailing the system architecture for a wireless fire sprinkler network.

E. Device descriptions and functions for participating network devices.

Our Chief Executive Officer and Director, Casandra DeNunzio has agreed to lend us equipment at no cost resulting in us having in-house capabilities to design and build innovative electronic fire protection products and solutions. Ms. DeNunzio has extensive industry knowledge, familiarity with local specifications and regulations, fire codes and expertise in the design and test engineering of fire detection, suppression, and extinguishment technology and their components and systems. We have available to us, the equipment, capabilities, and expertise to prototype electronic circuits, assemble simple printed circuit boards, benchtop test electrical assemblies with DC and AC power supplies, troubleshoot designs with multimeters, and create wiring harnesses.

The Company has now begun to finalize the advanced wireless sprinkler design and build a prototype to be utilized in wireless fire suppression technology. A prototype is in the development stage. A utility patent is anticipated to be filed upon by the end of this year. The Company plans to commercialize Licensor’s wireless fire suppression technology into a fire protection/fire safety product line and seek approval from regulators. We plan to offer our advanced proprietary wireless sprinkler technology in the design, installation, and system integration to protect a variety of premises including commercial buildings and industrial sites from highly challenging fires.

Our Approach

We believe that there is a lot of room for innovation and opportunity to meet the fire protection needs of today's modern businesses and building owners. The design of fire sprinklers has not changed significantly over the last fifty or so years and still consists of mostly simple mechanical components1. Traditional sprinklers cultivated from 19th century science use the same physical element to detect fires as they do to cause water to flow. Because the heat-sensitive operating element of traditional fire sprinklers shares two important primary functions, this technology can face significant complications. If a fire starts near the ground under a storage rack in a tall warehouse, significant fire spread can occur by the time a fire is detected at the ceiling, where sprinklers are commonly located. Because detection and activation are combined functions of traditional sprinkler technology, a single sprinkler could operate and a phenomenon known as sprinkler skipping can occur that will cause sprinklers farther away from the fire origin to activate earlier than those that are closer and fire can continue to spread2. Our patented technology will allow for the decoupling of fire detection from sprinkler activation and will provide us with the ability to have greater control over sprinkler operations and respond to fires very early on in fire development. We believe that we can disrupt the fire sprinkler industry with our ability to leverage electronics and software in fire sprinkler system design by fundamentally changing the way the industry approaches fire suppression.

We intend to create a framework for fire protection that will allow for wireless communication and electronic detection and actuation of sprinklers. With this framework, we will be able to use the same basic hardware components, and program application-specific algorithms3 tailored to the building, environment, and the structure and commodities the system is designed to protect. Our framework will allow us to make minimal, non-invasive changes when applying our patented technology from one customer-specific application to the next, allowing us to formulate solutions for various HCFs quickly and effectively. Having the ability to pull additional levers with software and algorithms will give us the edge we need to deliver where traditional sprinklers cannot. We will be able to use software to change the way sprinklers respond to fires without redesigning the physical components of the sprinkler itself. This flexibility and adaptability will give Sparx an advantage when it comes to making design changes and expanding our product offerings.

1Murphey, Dakota. “A History of Fire Sprinklers - IFSEC Global: Security and Fire News and Resources.” IFSEC Global | Security and Fire News and Resources. IFSEC Global | Security and Fire News and Resources, May 1, 2019. https://www.ifsecglobal.com/fire-news/a-history-of-fire-sprinklers/.

2Xin, Yibing. “SMART Sprinkler for Highly Challenging Fires.” SFPE Europe, Issue 20 (Q4 2020). https://www.sfpe.org/publications/sfpeeuropedigital/sfpeeurope20.

3Our application specific algorithms will contain a set of instructions that govern which sprinklers are needed for operation and when those sprinklers must operate in the event of a fire. The instructions may be different for various applications depending on factors like building layout, ceiling heights, commodity, how the commodity is stored, etc.

Liquidity and Capital Resources

Our cash balance is $0 as of September 30, 2022. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. In order to implement our plan of operations for the next twelve-month period, we require further funding. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

If we need additional cash and cannot raise it, we will either have to scale back, or suspend operations until we do raise the cash we need. To date we have relied entirely on funds provided to us by our officers and directors, and until we have additional sources of funding, we intend to continue to rely upon our officers and directors to fund our operations. Currently we have one officer, Cassandra DeNunzio, and two Directors, Cassandra DeNunzio and Jeffrey DeNunzio.

Net Loss

We have recorded a net loss of $14,775 for the three months ended September 30, 2022 and a net loss of $782 for the three months ended September 30, 2021. Until we are able to generate revenue to cover our operating expenses, we expect our net loss to continue to increase as we further our operations.

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

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer, and our chief financial officer, Cassandra DeNunzio, (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of September 30, 2022, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, and chief financial officer, Cassandra DeNunzio, of the effectiveness of the design and the operation of our disclosure controls and procedures. Our officer concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: domination of management by a limited individuals without adequate compensating controls, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, inadequate segregation of duties consistent with control objectives and lack of well-established procedures to identify, approve and report related party transactions. These material weaknesses were identified by our Chief Executive Officer who also serves as our Chief Financial Officer in connection with the above evaluation.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the most recent fiscal quarter ending September 30, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On August 29, 2022, we entered into and consummated a Patent License Agreement (“Agreement”) with Sparx Technologies, LLC, a limited liability company (“Licensor”). Licensor is solely owned and controlled by Ms. Cassandra DeNunzio, our CEO and Director. Ms. DeNunzio is the sole and first named inventor under a provisional patent application with a Serial No. 63/304,302 filed with the United States Patent Office (“USPTO”) on January 28, 2022, relating to the fire protection industry and particularly a commercially available battery-operated wireless electronic fire sprinkler network.

The Patent License Agreement was filed as an exhibit to our Form 8-K, as filed with the SEC on August 29, 2022. It is incorporated herein by reference.

As a result of the Agreement, we adopted the existing operations and business plan of Sparx Technologies, LLC pursuant to the terms and conditions of the patent licensing agreement and ceased to be a shell company.

In partial consideration for the exclusive license granted by Licensor to the Company, the Company paid Sparx Holdings, LLC, a limited liability company, controlled and solely owned by Ms. DeNunzio, a non-refundable license fee upon execution of the Agreement in the amount of One Hundred Million shares (100,000,000) of the Company’s common stock (the “Initial License Fee”). The Initial License Fee is consideration for the grant and continuation of the license pursuant to a five-year term. Licensor shall have no obligation or liability to return any portion of the Initial License Fee. The Company shall pay Licensor a royalty of fifty percent (50%) of Licensee’s Net Sales of all Licensed Products developed and sold by the Company. Ownership of the licensed technology prior to, during the course or as a result of the Agreement, will be the sole and exclusive property of Licensor.

The consummation of the Agreement is deemed to be a related party transaction given Cassandra DeNunzio serves as our sole officer, and as a member of our Board of Directors. She is also the sole member and controller of Sparx Technologies, LLC.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.1 (i)	Certificate of Amendment (2)

3.2	By-laws (1)

10.1	Patent License Agreement (3)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

(1)	Filed as an exhibit to the Company's Form 10-12G, as filed with the SEC on July 26, 2021, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on July 22, 2022, and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on August 29, 2022, and incorporated herein by this reference.
(4)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Sparx Holdings Group, Inc.

(Registrant)

By: /s/ Cassandra DeNunzio

Cassandra DeNunzio

Chief Executive Officer and Chief Financial Officer,

(Principal Executive Officer and Principal Financial Officer)

Dated: November 9, 2022