Form 10-Q
period 2022-12-31
Sparx Holdings Group, Inc.
filed 2023-02-08
CIK 1874138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2022

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

 [  ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of February 8, 2023, there were 278,825,031 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Sparx Holdings Group, Inc.

Balance Sheet

	December 31, 2022 (Unaudited)	June 30, 2022

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

TOTAL LIABILITIES	$-	$-

Stockholders’ Equity (Deficit)
Preferred stock ($.0001 par value, 5,000,000 shares authorized; 0 issued and outstanding as of December 31, 2022 and June 30, 2022)	-	-

Common stock ($.0001 par value, 500,000,000 shares authorized, 278,750,031 shares issued and outstanding as of December 31, 2022; $.0001 par value, 200,000,000 shares authorized, 178,750,031 shares issued and outstanding as of June 30, 2022)	27,875	17,875
Additional paid-in capital	(595)	(7,422)
Accumulated deficit	(27,282)	(10,453)
Total Stockholders’ Equity (Deficit)	-	-

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

 The accompanying notes are an integral part of these unaudited financial statements.

-F1-

 Sparx Holdings Group, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31, 2022		Three Months Ended December 31, 2021		Six Months Ended December 31, 2022		Six Months Ended December 31, 2021

Operating expenses
				$		$
General and administrative expenses	$2,054		$1,850		16,829		2,632
Total operating expenses	2,054		1,850		$16,829		$2,632
		$
Net loss	$(2,054)		(1,850)		$(16,829)		$(2,632)
		$
Basic and Diluted net loss per common share	$(0.00)		(0.00)		(0.00)		(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	278,750,031		178,750,031		246,684,814		178,750,031

The accompanying notes are an integral part of these unaudited financial statements.

-F2-

Sparx Holdings Group, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

 FOR THE PERIOD ended December 31, 2022

(UNAUDITED)

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, June 30, 2022	178,750,031	$17,875	$(7,422)	$(10,453)	$-
Shares issued as compensation	100,000,000	10,000			10,000
Expenses paid on behalf of the Company and contributed to capital	-	-	4,775	-	4,775
Net loss	-	-	-	(14,775)	(14,775)
Balances, September 30, 2022	278,750,031	$27,875	$(2,647)	$(25,228)	$-
Expenses paid on behalf of the Company and contributed to capital	-	-	2,054	-	2,054
Net loss	-	-	-	(2,054)	(2,054)
Balances, December 31, 2022	278,750,031	$27,875	$(593)	$(27,282)	$-

Sparx Holdings Group, Inc.

STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

 FOR THE PERIOD ended December 31, 2021

(UNAUDITED)

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, June 30, 2021	-	$-	$960	$(4,710)	$(4,710)
Common shares issued in reorganization	178,750,031	17,875	(17,875)	-	-
Expenses paid on behalf of the Company and contributed to capital	-	-	4,032	-	4,032
Net loss	-	-	-	(782)	(782)
Balances, September 30, 2021	178,750,031	$17,875	$(12,883)	$(5,492)	$(500)
Expenses paid on behalf of the Company and contributed to capital	-	-	2,000	-	2,000
Net loss	-	-		(1,850)	(1,850)
Balances, December 31, 2021	178,750,031	$17,875	$(10,883)	$(7,342)	$(350)

The accompanying notes are an integral part of these unaudited financial statements.

-F3-

Sparx Holdings Group, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended December 31, 2022	Six Months Ended December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,829)	$(2,632)
Adjustment to reconcile net loss to net cash used in operating activities:
Share-based compensation	10,000	-
Expenses contributed to capital	6,829	6,032
Changes in current assets and liabilities:
Accrued expenses	-	(3,400)
Net cash used in operating activities	-	-

Net change in cash	$-	$-
Beginning cash balance	-	-
Ending cash balance	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

On or about July 22, 2022, the Company initiated a FINRA corporate action to effectuate the aforementioned name change from Prime Time Holdings, Inc. to Sparx Holdings Group, Inc., and to change our ticker symbol. This corporate action has now been processed and completed. The FINRA Daily List Announcement Date for the aforementioned FINRA corporate action was November 8, 2022, while the Market Effective Date was November 9, 2022. Our ticker symbol is now SHGI. Our CUSIP number remains the same as before and did not change as a result of this FINRA corporate action.

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

On January 20, 2023, Sparx Technologies, LLC filed a utility patent application with the USPTO under 35 USC 111(a) for a Mesh Network Fire Suppression System and Associated Methods with Serial No. 18/099,584. A prior provisional application with Serial No. 63/304,302 was issued by the USPTO on January 28, 2022. In addition, an international patent application (PCT) was also filed with the USPTO on January 23, 2023, resulting in international patent pending status. An international application Serial No. PCT/US23/11314 was issued by the USPTO.

We use home office space of our directors at no cost.

We have no employees at this time and we rely upon the services of our sole officer Cassandra DeNunzio, and our two directors, Jeffrey DeNunzio and Cassandra DeNunzio.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 2022 and June 30, 2022 were $0 for both periods.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at December 31, 2022 and June 30, 2022.

Basic Earnings (Loss) Per Share

The Company computes basic and diluted earnings (loss) per share in accordance with ASC Topic 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. The Company does not have any potentially dilutive instruments as of December 31, 2022 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of December 31, 2022.

The Company’s stock-based compensation for the periods ended December 31, 2022 and December 31, 2021 was $10,000 and $0, respectively.

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

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of December 31, 2022, the Company has incurred a net loss of approximately $27,282 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $5,729 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on June 30, 2021, and our fiscal year end of June 30, 2022, we have completed only two taxable fiscal years.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of December 31, 2022.

Note 6 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $0.0001. There were no shares issued and outstanding as of December 31, 2022 and June 30, 2022.

Common Stock

As of December 31, 2022, the authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001.

As of June 30, 2022, the authorized common stock of the Company consists of 200,000,000 shares with a par value of $0.0001.

There were 278,750,031 and 178,750,031 shares of common stock issued and outstanding as of December 31, 2022 and June 30, 2022, respectively.

On August 29, 2022, 100,000,000 shares of common stock were issued to Sparx Holdings, LLC as compensation for licensing rights (see Note 1).

Effective September 17, 2021, CHSO completed a holding company reorganization with the Company whereas the outstanding common shares of CHSO were exchanged for an equivalent amount of common shares of the Company (see Note 1).

Additional Paid-In Capital

The Company’s director, Jeffrey DeNunzio, paid expenses on behalf of the company totaling $6,829 during the period ended December 31, 2022.

The Company’s director, Jeffrey DeNunzio, paid expenses on behalf of the company totaling $9,453 during the period ended June 30, 2022.

The Company’s director, Jeffrey DeNunzio, paid expenses on behalf of the company totaling $960 during the period ended June 30, 2021.

The $17,282 in total payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

Note 7 - Related-Party Transactions

Office Space

We utilize the home office space and equipment of our management at no cost.

Note 8 - Subsequent Events

On August 29, 2022, we entered into and consummated a Patent License Agreement (“Agreement”) with Sparx Technologies, LLC, a limited liability company (“Licensor”). Licensor is solely owned and controlled by Ms. Cassandra DeNunzio, our CEO and Director. Ms. DeNunzio is the sole and first named inventor under a provisional patent application with Serial No. 63/304,302 filed with the United States Patent Office (“USPTO”) on January 28, 2022, relating to the fire protection industry and particularly a commercially available battery-operated wireless electronic fire sprinkler network.

On January 20, 2023, Sparx Technologies, LLC filed a utility patent application with the USPTO under 35 USC 111(a) for a Mesh Network Fire Suppression System and Associated Methods with Serial No. 18/099,584. A prior provisional application with Serial No. 63/304,302 was issued by the USPTO on January 28, 2022. In addition, an international patent application (PCT) was also filed with the USPTO on January 23, 2023, resulting in international patent pending status. An international application Serial No. PCT/US23/11314 was issued by the USPTO.

On or about January 4, 2023, the Company issued 75,000 shares of our Common Stock to a non-related party in exchange for their services related to designing a component of a battery-operated wireless electronic sprinkler network that is currently being developed by Sparx Technologies, LLC. The battery-operated wireless electronic sprinkler network, remains in the prototype stages of development. No consideration was exchanged pursuant to this transaction.

We have a vested interest in Sparx Technologies, LLC as we intend to sell products developed by Sparx Technologies, LLC.

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

Company Overview

We are a technology company incorporated in the state of Nevada on June 30, 2021, and headquartered in Cranston, Rhode Island with a mission to provide fire protection to businesses and building owners that operate within infrastructures that cannot be reasonably protected by traditional fire sprinklers. Traditional fire sprinklers are primarily mechanical devices that contain a heat-sensitive element that could be in the form of a glass bulb or a fusible metal link that will rupture or melt at a certain temperature threshold, activating the sprinkler and allowing water to flow. Traditional sprinklers will not turn on all at once. Each one activates independently, on its own. We intend, with Sparx Technologies, LLC (“Sparx”), to pioneer the fire protection industry with a commercially available wireless electronic fire sprinkler network and develop the industry’s first commercially available wireless electronic fire sprinkler system that can be adaptable for a variety of different applications and customers.

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

The Company, via Sparx Technologies, LLC, has now begun to finalize a battery-operated wireless electronic sprinkler network design and build a prototype to be utilized in wireless fire suppression technology. A prototype is in the development stages. It is the Company’s intent, in the near future, to launch a website that will include development updates regarding this process. At this time, the website is in the beta stages and is believed to be several months away from being made live for public viewing. The website is being designed by our sole officer, Cassandra DeNunzio.

On or about January 4, 2023, the Company issued 75,000 shares of our Common Stock to a non-related party in exchange for their services related to designing a component of the battery-operated wireless electronic sprinkler network that is currently being developed by Sparx Technologies, LLC. As mentioned previously, the battery-operated wireless electronic sprinkler network, remains in the prototype stages of development

On January 20, 2023, Sparx Technologies, LLC filed a utility patent application with the USPTO under 35 USC 111(a) for a Mesh Network Fire Suppression System and Associated Methods with Serial No. 18/099,584. A prior provisional application with Serial No. 63/304,302 was issued by the USPTO on January 28, 2022. In addition, an international patent application (PCT) was also filed with the USPTO on January 23, 2023, resulting in international patent pending status. An international application Serial No. PCT/US23/11314 was issued by the USPTO.

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

Our Approach

We believe that there is a lot of room for innovation and opportunity to meet the fire protection needs of today's modern businesses and building owners. The design of fire sprinklers has not changed significantly over the last fifty or so years and still consists of mostly simple mechanical components1. Traditional sprinklers cultivated from 19th century science use the same physical element to detect fires as they do to cause water to flow. Because the heat-sensitive operating element of traditional fire sprinklers shares two important primary functions, this technology can face significant complications. If a fire starts near the ground under a storage rack in a tall warehouse, significant fire spread can occur by the time a fire is detected at the ceiling, where sprinklers are commonly located. Because detection and activation are combined functions of traditional sprinkler technology, a single sprinkler could operate and a phenomenon known as sprinkler skipping can occur that will cause sprinklers farther away from the fire origin to activate earlier than those that are closer and fire can continue to spread2. Our patented technology in the product(s) we seek to offer, will allow for the decoupling of fire detection from sprinkler activation and will provide us with the ability to have greater control over sprinkler operations and respond to fires very early on in fire development. We believe that we can disrupt the fire sprinkler industry with our ability to leverage electronics and software in fire sprinkler system design by fundamentally changing the way the industry approaches fire suppression.

Via Sparx Technologies, LLC, we intend to create a framework for fire protection that will allow for wireless communication and electronic detection and actuation of sprinklers. With this framework, we will be able to use the same basic hardware components, and program application-specific algorithms3 tailored to the building, environment, and the structure and commodities the system is designed to protect. Our framework will allow us to make minimal, non-invasive changes when applying our patented technology from one customer-specific application to the next, allowing us to formulate solutions for various highly challenging fires quickly and effectively. Having the ability to pull additional levers with software and algorithms will give us the edge we need to deliver where traditional sprinklers cannot. We will be able to use software to change the way sprinklers respond to fires without redesigning the physical components of the sprinkler itself. This flexibility and adaptability will give Sparx an advantage when it comes to making design changes and expanding our product offerings.

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

Liquidity and Capital Resources

Our cash balance is $0 as of December 31, 2022. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. In order to implement our plan of operations for the next twelve-month period, we require further funding. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

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

Net Loss

We have recorded a net loss of $2,054 for the three months ended December 31, 2022 and a net loss of $16,829 for the six months ended December 31, 2022.

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

As of December 31, 2022, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, and chief financial officer, Cassandra DeNunzio, of the effectiveness of the design and the operation of our disclosure controls and procedures. Our officer concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the most recent fiscal quarter ending December 31, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On or about January 4, 2023, the Company issued 75,000 shares of our Common Stock to a non-related party in exchange for their services related to designing a component of a battery-operated wireless electronic sprinkler network that is currently being developed by Sparx Technologies, LLC. The battery-operated wireless electronic sprinkler network, remains in the prototype stages of development. No consideration was exchanged pursuant to this transaction. As mentioned above, we have a vested interest in Sparx Technologies, LLC as we intend to sell products developed by Sparx Technologies, LLC.

A summary of the terms of our arrangement with Sparx Technologies, LLC are detailed above. Full terms can be found in Exhibit 10.1, included herein by reference via hyperlink, to our Form 8-K filed with the Securities and Exchange Commission on August 29, 2022.

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

Dated: February 8, 2023