Form 10-Q
period 2023-03-31
Sparx Holdings Group, Inc.
filed 2023-04-24
CIK 1874138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2023

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-56315

Sparx Holdings Group, Inc.

(Exact name of registrant as specified in its charter)

Nevada	92-3402117
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

780 Reservoir Avenue #123

Cranston, RI 02910

(Address of Principal Executive Offices)

Issuer's telephone number: 774-250-2456

Issuers website: https://sparx-fire.com/

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

As of April 24, 2023, there were 278,825,031 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding.

INDEX

		Page
PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS	F1
	BALANCE SHEET as of March 31, 2023 (unaudited) and June 30, 2022	F1
	STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED March 31, 2023 (Unaudited), the three months ended March 31, 2022 (uNAUDITED) and for the Nine months ended March 31, 2023 (Unaudited) and THE Nine MONTHS ENDED March 31, 2022 (UnAUDITED)	F2
	STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) FOR THE PERIOD ENDED MARCH 31, 2023 (UNAUDITED) AND MARCH 31, 2022 (UNAUDITED)	F3
	STATEMENT OF CASH FLOWS FOR THE Nine MONTHS ENDED March 31, 2023 (uNAUDITED) AND March 31, 2022 (uNAUDITED)	F4
	NOTES TO THE UNAUDITED FINANCIAL STATEMENTS	F5-F7
ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS	3
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	3
ITEM 4	CONTROLS AND PROCEDURES	4

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	5
ITEM 1A	RISK FACTORS
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	5
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	5
ITEM 4	MINE SAFETY DISCLOSURES	5
ITEM 5	OTHER INFORMATION	5
ITEM 6	EXHIBITS	5

SIGNATURES		6

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Sparx Holdings Group, Inc.

Balance Sheet

	March 31, 2023 (Unaudited)	June 30, 2022

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

TOTAL LIABILITIES	$-	$-

Stockholders’ Equity (Deficit)
Preferred stock ($.0001 par value, 5,000,000 shares authorized; 0 issued and outstanding as of March 31, 2023 and June 30, 2022)	-	-

Common stock ($.0001 par value, 500,000,000 shares authorized, 278,825,031 shares issued and outstanding as of March 31, 2023; $.0001 par value, 200,000,000 shares authorized, 178,750,031 shares issued and outstanding as of June 30, 2022)	27,882	17,875
Additional paid-in capital	(13,230)	(7,422)
Accumulated deficit	(41,202)	(10,453)
Total Stockholders’ Equity (Deficit)	-	-

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

 The accompanying notes are an integral part of these unaudited financial statements.

-F1-

 Sparx Holdings Group, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022	Nine Months Ended March 31, 2023	Nine Months Ended March 31, 2022
Operating Expenses

General and administrative expenses	$13,920		$950	$30,750	$3,582
Total operating expenses	13,920		950	$30,750	$3,582
		$
Net loss	$(13,920)		(950)	$(30,750)	$(3,582)
		$
Basic and Diluted net loss per common share	$(0.00)		(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	278,750,031		178,750,031	246,684,814	178,750,031

The accompanying notes are an integral part of these unaudited financial statements.

-F2-

Sparx Holdings Group, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

 FOR THE PERIOD ended March 31, 2023

(UNAUDITED)

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, June 30, 2022	178,750,031	$17,875	$(7,422)	$(10,453)	$-
Shares issued as compensation	100,000,000	10,000			10,000
Expenses paid on behalf of the Company and contributed to capital	-	-	4,775	-	4,775
Net loss	-	-	-	(14,775)	(14,775)
Balances, September 30, 2022	278,750,031	$27,875	$(2,647)	$(25,228)	$-
Expenses paid on behalf of the Company and contributed to capital	-	-	2,054	-	2,054
Net loss	-	-	-	(2,054)	-
Balances, December 31, 2022	278,750,031	$27,875	$(593)	$(27,282)	$-
Shares issued as compensation	75,000	7	5993	-	6,000
Expenses paid on behalf of the Company and contributed to capital	-	-	7,920	-	7,920
Net loss	-	-	-	(13,920)	(13,920)
Balances, March 31, 2023	278,750,031	$27,882	$13,320	$(41,202)	$-

Sparx Holdings Group, Inc.

STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

 FOR THE PERIOD ended March 31, 2022

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

-F3-

Sparx Holdings Group, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31, 2023	Nine Months Ended March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,750)	$(3,582)
Adjustment to reconcile net loss to net cash used in operating activities:
Share-based compensation	16,000	-
Expenses contributed to capital	14,750	6,982
Changes in current assets and liabilities:
Accrued expenses	-	(3,400)
Net cash used in operating activities	-	-

Net change in cash	$-	$-
Beginning cash balance	-	-
Ending cash balance	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

On September 15, 2021, Prime Time Holdings, Inc. filed Articles of Merger with the Nevada Secretary of State. The merger became effective on September 17, 2021, at 9:00 AM PST (“Effective Time”). At the Effective Time, Predecessor was merged with and into Merger Sub (the “Merger), and Predecessor became the surviving corporation. Each share of Predecessor common stock issued and outstanding immediately prior to the Effective Time was converted into one validly issued, fully paid and non-assessable share of Prime Time Holdings, Inc.’s (“Successors”) common stock. The result of the merger was that all previous shareholders of Predecessor became the identical shareholders of PRTM holding an equivalent amount of shares in PRTM that they previous held in CHSO prior to the merger. The Agreement and Plan of merger were made a part of the Articles of Merger that were filed as EX-99.1 to the Form 8-K filed with the Commission on September 20, 2021.

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

Following the appointment of Ms. Cassandra DeNunzio, the Company began to seek business opportunities in the area of fire suppression technologies.

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

On or about January 4, 2023, the Company issued 75,000 shares of our Common Stock to a non-related party in exchange for their services related to designing a component of a battery-operated wireless electronic sprinkler network that is currently being developed by Sparx Technologies, LLC. The battery-operated wireless electronic sprinkler network remains in the prototype stages of development. No consideration was exchanged pursuant to this transaction.

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

On March 31, 2023, we filed a Form 1-A Offering Statement that was subsequently qualified by the SEC on April 11, 2023.

We use the home office space of our directors at no cost.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at March 31, 2023 and June 30, 2022 were $0 for both periods.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at March 31, 2023 and June 30, 2022.

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

The Company does not have any potentially dilutive instruments as of March 31, 2023 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of March 31, 2023.

The Company’s stock-based compensation for the periods ended March 31, 2023 and March 31, 2022 was $16,000 and $0, respectively.

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

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of March 31, 2023, the Company has incurred a net loss of approximately $41,202 which resulted in a net operating loss for income tax purposes. The loss results in a deferred tax asset of approximately $8,652 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on June 30, 2021, and our fiscal year end of June 30, 2022, we have completed only two taxable fiscal years.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of March 31, 2023.

Note 6 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $0.0001. There were no shares issued and outstanding as of March 31, 2023 and June 30, 2022.

Common Stock

As of March 31, 2023, the authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001.

As of June 30, 2022, the authorized common stock of the Company consists of 200,000,000 shares with a par value of $0.0001.

There were 278,825,031 and 178,750,031 shares of common stock issued and outstanding as of March 31, 2023 and June 30, 2022, respectively.

On or about January 4, 2023, the Company issued 75,000 shares of our Common Stock to a non-related party in exchange for services related to the Company (see Note 1).

On August 29, 2022, 100,000,000 shares of common stock were issued to Sparx Holdings, LLC as compensation for licensing rights (see Note 1).

Effective September 17, 2021, the Company reorganized and merged with China Shougan Investment Holding Group Corp (“CHSO”) whereas the outstanding common shares of CHSO became the outstanding shares of the Company (see Note1).

Additional Paid-In Capital

The Company’s director, Jeffrey DeNunzio, paid expenses on behalf of the company totaling $14,750 during the period ended March 31, 2023.

The Company’s director, Jeffrey DeNunzio, paid expenses on behalf of the company totaling $9,453 during the period ended June 30, 2022.

The Company’s director, Jeffrey DeNunzio, paid expenses on behalf of the company totaling $960 during the period ended June 30, 2021.

The $25,203 in total payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

Note 7 - Related-Party Transactions

Office Space

We utilize the home office space and equipment of our management at no cost.

Note 8 - Subsequent Events

Management has reviewed financial transactions for the Company subsequent to the period ended March 31, 2023 and has found that there was nothing material to disclose.

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

The Company, via Sparx Technologies, LLC, has now begun to finalize a battery-operated wireless electronic sprinkler network design and build a prototype to be utilized in wireless fire suppression technology. A prototype is in the development stages. The Company has also recently launched a website, sparx-fire.com to provide development updates. The website has been designed by our sole officer, Cassandra DeNunzio.

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

Our Approach

We believe that there is a lot of room for innovation and opportunity to meet the fire protection needs of today's modern businesses and building owners. The design of fire sprinklers has not changed significantly over the last fifty or so years and still consists of mostly simple mechanical components1. Traditional sprinklers cultivated from 19th century science use the same physical element to detect fires as they do to cause water to flow. Because the heat-sensitive operating element of traditional fire sprinklers shares two important primary functions, this technology can face significant complications. If a fire starts near the ground under a storage rack in a tall warehouse, significant fire spread can occur by the time a fire is detected at the ceiling, where sprinklers are commonly located. Because detection and activation are combined functions of traditional sprinkler technology, a single sprinkler could operate, and a phenomenon known as sprinkler skipping can occur that will cause sprinklers farther away from the fire origin to activate earlier than those that are closer and fire can continue to spread2. Our patented technology in the product(s) we seek to offer, will allow for the decoupling of fire detection from sprinkler activation and will provide us with the ability to have greater control over sprinkler operations and respond to fires very early on in fire development. We believe that we can disrupt the fire sprinkler industry with our ability to leverage electronics and software in fire sprinkler system design by fundamentally changing the way the industry approaches fire suppression.

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

Liquidity and Capital Resources

Our cash balance is $0 as of March 31, 2023. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. In order to implement our plan of operations for the next twelve-month period, we require further funding. After a twelve-month period, we may need additional financing but currently do not have any arrangements for such financing aside from the Regulation A, Tier II Offering that we are about to conduct at this time. Information related to this offering can be found in our Offering Statement, filed with the Securities and Exchange Commission on March 31, 2023, and subsequently qualified on April 1, 2023.

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

Net Loss

We have recorded a net loss of $13,920 for the three months ended March 31, 2023, and a net loss of $30,750 for the nine months ended March 31, 2023.

We have recorded a net loss of $950 for the three months ended March 31, 2022, and a net loss of $3,582 for the nine months ended March 31, 2022.

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

As of March 31, 2023, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, and chief financial officer, Cassandra DeNunzio, of the effectiveness of the design and the operation of our disclosure controls and procedures. Our officer concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: domination of management by a limited individuals without adequate compensating controls, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, inadequate segregation of duties consistent with control objectives and lack of well-established procedures to identify, approve and report related party transactions. These material weaknesses were identified by our Chief Executive Officer, who also serves as our Chief Financial Officer in connection with the above evaluation.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the most recent fiscal quarter ending March 31, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In partial consideration for the exclusive license granted by Licensor to the Company, the Company paid Sparx Holdings, LLC, a limited liability company, controlled and solely owned by Ms. DeNunzio, a non-refundable license fee upon execution of the Agreement in the amount of One Hundred Million shares (100,000,000) of the Company’s common stock (the “Initial License Fee”). The Initial License Fee is consideration for the grant and continuation of the license pursuant to a five-year term. The licensor shall have no obligation or liability to return any portion of the Initial License Fee. The Company shall pay Licensor a royalty of fifty percent (50%) of Licensee’s Net Sales of all Licensed Products developed and sold by the Company. Ownership of the licensed technology prior to, during the course or as a result of the Agreement, will be the sole and exclusive property of Licensor.

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

Dated: April 24, 2023