Form 10-K
period 2023-06-30
Sparx Holdings Group, Inc.
filed 2023-09-08
CIK 1874138

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED JUNE 30, 2023

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

Issuer's telephone number: 774-250-2456

Issuers website: https://sparx-fire.com/

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001	N/A

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

[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ]

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

 [  ] Yes [X] No

As of December 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $2,287,738 based on the closing price per share (or $0.08), of the registrant’s common stock as reported by OTC Markets Group Inc.

As of September 8, 2023, there were 285,350,031 shares of the Registrant’s Common Stock and 0 shares of the Registrant’s Preferred Stock issued and outstanding.

Mission Statement: Sparx is committed to developing cutting-edge solutions through the use of electronics and software to enable our customers to focus on their business operations with the peace of mind that their facilities, commodities, and occupants are effectively protected from fire hazards.

Sparx holdings group, INC.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Current Report on Form 10-K contains forward-looking statements which involve risks and uncertainties, principally in the sections entitled “Business”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. All statements other than statements of historical fact contained in this Current Report on Form 10-K, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates”, “believes”, “can”, “continue”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, or “should”, or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may appear in this Current Report on Form 10-K, which may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements to vary. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as expressly required by law.

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Current Report on Form 10-K. Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Current Report on Form 10-K to conform our statements to actual results or changed expectations.

PART I

Item 1. Business

Corporate History

The Company was originally incorporated on June 30, 2021, in the State of Nevada with the name, “Prime Time Holdings, Inc.”

On June 30, 2021, our current director, Jeffrey DeNunzio, was appointed Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director of the Company.

On September 14, 2021, the Company entered into an “Agreement and Plan of Merger”, whereas it agreed to, and subsequently participated in, a Nevada holding company reorganization pursuant to NRS 92A.180, NRS 92A.200, NRS 92A.230 and NRS 92A.250 (“Reorganization”). The constituent corporations in the Reorganization were China Shouguan Investment Holding Group Corp. (“CHSO” or “Predecessor”), Sparx Holdings Group, Inc., FKA “Prime Time Holdings, Inc.” (“PRTM” or “Successor”), and Prime Time Merger Sub, Inc. (“Merger Sub”). Our director, Jeffrey DeNunzio, is and was, the sole director/officer of each constituent corporation in the Reorganization.

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

Pursuant to the above, on September 15, 2021, Prime Time Holdings, Inc. filed Articles of Merger with the Nevada Secretary of State. The merger became effective on September 17, 2021, at 9:00 AM PST (“Effective Time”). At the Effective Time, Predecessor was merged with and into Merger Sub (the “Merger), and Predecessor became the surviving corporation. Each share of Predecessor common stock issued and outstanding immediately prior to the Effective Time was converted into one validly issued, fully paid and non-assessable share of Prime Time Holdings, Inc.’s (“Successors”) common stock. The result of the merger was that each former shareholder of Predecessor each became a shareholder of PRTM holding an equivalent amount of shares in PRTM that they previously held in CHSO prior to the merger. The Agreement and Plan of merger were made a part of the Articles of Merger that were filed as EX-99.1 to the Form 8-K filed with the Securities and Exchange Commission on September 20, 2021.

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

On September 17, 2021, immediately after the completion of the Reorganization, we cancelled all of the stock held in China Shouguan Investment Holding Group Corp. resulting in China Shouguan Investment Holding Group Corp. as a stand-alone company.

Our common stock traded in the OTC Markets under the Predecessor ticker symbol “CHSO”, and CUSIP number 169420205 under which the common stock of Predecessor previously listed and traded until our new ticker symbol “PRTM” and CUSIP number 74167E103 was announced September 20, 2021 on the Financial Industry Regulatory Authority’s daily list with a market effective date of September 21, 2021.

On May 18, 2022, Mr. Jeffrey DeNunzio resigned as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, and Treasurer. He remains a Director of the Company.

The resignation of Mr. Jeffrey DeNunzio was not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices. There is no arrangement or understanding among the newly appointed officers and directors or any other person pursuant to which they were appointed as a director and officer of the Company.

On May 18, 2022, Ms. Cassandra DeNunzio was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director.

Our Common Stock is quoted on the OTC Markets Group Inc.’s Pink® Open Market under the ticker symbol “SHGI”.

A Certificate of Amendment to change our name from Prime Time Holdings, Inc. to Sparx Holdings Group, Inc., and our authorized shares of Common Stock from 200,000,000 to 500,000,000 was filed with the Nevada Secretary of State on July 19, 2022.

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

On September 19, 2022, Sparx Technologies, LLC filed Trademark Applications with the USPTO to register our brand name, “SPARX” and Sparx design logo. Licensor has provided us permission informally to utilize the brand name SPARX and design logo. There are no terms of consideration pursuant to this arrangement and no formal agreement.

On November 8, 2022, our corporate action to change our name to Sparx Holdings Group, Inc., and our ticker symbol from PRTM to SHGI was processed by FINRA with a Daily List Announcement date of November 8, 2022, and a Market Effective Date of November 9, 2022.

On January 20, 2023, Sparx Technologies, LLC filed under Utility Patent Application No. 18/099,584 entitled, “Mesh Network Fire Suppression System and Associated Methods” with the United States Patent & Trademark Office. The patent describes claims, methods and materials for digital communications between fire sprinkler heads utilizing battery operated wireless fire sprinkler technology.

On January 23, 2023, Sparx Technologies, LLC filed an international patent application (PCT) with the USPTO, resulting in international patent pending status. An international application Serial No. PCT/US23/11314 was issued by the USPTO.

We use home office space and equipment of our directors at no cost. Our mailing address is 780 Reservoir Avenue, #123, Cranston, RI 02910. Our phone number is 774-250-2456.

Currently, we have no contractual employees. Our CEO, Ms. Cassandra DeNunzio works full time in the development of our business plan and licensed technology from Sparx Technologies, LLC.

The Company has elected June 30th as its year end.

Our Markets

As of the date of this Annual Report, these and other independent government and trade publications cited herein are publicly available on the Internet without charge.

We plan to serve a range of markets where we believe traditional fire sprinkler technology1 cannot provide adequate or reasonable fire protection. Our market opportunities include providing fire suppression for the warehouse and storage industry for high ceiling heights, automated storage and retrieval systems (ASRS systems) and dense storage, storage of highly flammable commodities like plastic and synthetic materials, lithium-ion based battery energy storage systems which currently do not have many tested and validated fire protection recommendations, buildings with obstructed constructions like purlins and girders, buildings with sloped ceilings, forest product storage, aerosol storage, atriums, tunnels, and more. We believe there is a large opportunity for growth in the global fire sprinkler market due to strict regulations for installing fire suppression systems worldwide and the increasing investment for businesses and building owners to safeguard their infrastructures and reduce loss and damage of life, commodities, and property. The global fire sprinkler market size was valued at $12.49 billion USD in 2021, and is projected to reach $22.26 billion USD by 2030, registering a CAGR of 7.49% over the forecast period (2022 to 2030)2. With the introduction of our new technology to the market, we anticipate our innovations spurring market growth. We plan to first list, approve, and commercialize our products in the US where the fire sprinkler market reached a value of $4.3 billion USD in 20213. We believe most of our market opportunity is currently within the commercial segment, specifically within the application of storage and warehousing.

Market research revealed a record-setting level of warehouse construction in the US, with a groundbreaking addition of 689.4 million square feet (ft.) in the third quarter of 20224. For new construction in a high-rise building, the cost per square foot of fire sprinkler coverage is generally $1-$2 USD and in high-rise applications, approximately $2-$4 USD5. Using a valuation of $3 USD per square foot for fire sprinkler coverage as storage applications tend to be more expensive than residential applications, with 689.4 million square ft. of new warehouse construction in the third quarter of 2022, we estimate the total existing fire sprinkler storage and warehousing market in the US to be valued at approximately $2 billion USD. Once we penetrate our initial target market in the US for storage and warehousing, we will consider expanding into the larger global market for fire sprinklers in the commercial segment and beyond.

We believe the Company can gain market share in the storage and warehousing segment because we have designed technology to change the underlying fundamentals of how fire sprinklers operate to keep up with the ever-evolving storage industry. Warehouses are trending towards higher ceiling heights and greater storage densities to meet the growing demands of e-commerce and to circumvent the increasing cost of real-estate. The trend for warehouses 60 years ago included ceiling heights of 20-25 ft. while today’s warehouse roof heights trend towards 45 ft. or more6. Warehouses are also implementing automated technology using ASRS and robotics which has changed the way warehouses operate. Higher ceiling heights and the plastic bins utilized by ASRS structures to store commodities with exceptionally tall racks and narrow aisles make it very difficult for a traditional fire sprinkler system to control potential files. These challenges have prompted retailers, building owners, and insurance providers to reassess their fire protection systems; however, in many cases there are very few reasonable and effective options available. We are developing state-of-the-art technology with a focus on meeting the needs of retailers and storage customers who are constantly striving to expand their operations and maximize efficiency. We are confident that our patent-pending technology, combined with a customer-centric approach, positions us to meet the demands of the fire sprinkler storage market as ceiling heights continue to increase and the use of automation in warehouses continues to grow.

We are also actively pursuing opportunities to serve areas where traditional sprinklers are unable to provide sufficient protection. We see great potential in leveraging our innovative technology to capture market share in sectors that involve the storage of highly hazardous materials such as aerosols, flammable liquids, tires, and lithium-ion based battery energy storage systems. At present, the storage of these commodities is hindered by several limitations driven by traditional fire sprinkler capabilities including restricted ceiling heights, storage configurations, aisle widths between storage racks, and more. Notably, there is no approved or listed fire protection system for lithium-ion based battery energy storage systems. We intend to leverage, what we believe to be, our cutting-edge technology to address the gaps that traditional fire sprinkler systems are unable to effectively fill.

With our patent-pending technology we believe we are positioned to provide superior fire protection solutions for warehousing and storage. Our multi-sensor technology will allow us to respond to fires very early on in fire development and our fire sprinklers communicate and work together to prevent fire spread. We are leveraging software and electronics to detect and respond to fires faster than traditional fire sprinklers that only rely on a fixed temperature threshold for activation. Our approach to get to market quickly and effectively is not to fully replace traditional fire sprinklers, but to use our technology to enhance their operation and create flexible and adaptable solutions for the fire sprinkler needs of modern storage facilities and warehouses. Our technology, at its current rate of development, can currently integrate with 5mm bulb-type traditional fire sprinklers. We are also working on solutions that are compatible with 3mm bulb-type traditional fire sprinklers as well as solder link-type fire sprinklers so our technology can be compatible with just about every traditional fire sprinkler on the market.

We believe our technology will allow us to gain market share quickly and effectively in the storage and warehousing segment because we believe we can make quick changes that influence fire detection and sprinkler operation through simple software updates. Our current designs leverage software and electronics so we can easily adjust the sensors and thresholds used for fire detection and control which sprinklers operate and when. For a company that relies solely on traditional fire sprinklers, it could take months of product development to achieve the same goal that could possibly take us minutes with only a few software changes. Our technology allows us to be nimble, agile, and responsive when designing for specific applications. We believe the ability to make rapid design changes for our future customers is crucial for staying competitive and meeting customer demands in today's fast-paced business environment.

1Traditional fire sprinklers in the context of this document are primarily mechanical devices that contain a heat-sensitive element that could be in the form of a glass bulb or a fusible metal link that will rupture or melt at a certain temperature threshold, activating the sprinkler and allowing water to flow. Traditional sprinklers will not turn on all at once. Each one activates independently, on its own.

2Straits Research. (2022). (rep.). Fire Sprinkler Market Trend, Growth to 2022-2030. Retrieved February 2, 2023, from https://straitsresearch.com/report/fire-sprinkler-market#:~:text=The%20global%20fire%20sprinkler%20market,period%20(2022%E2%80%932030).

3IMARC Group. (2021). (rep.). United States Fire Sprinklers Market: Industry Trends, Share, Size, Growth, Opportunity and Forecast 2022-2027. Retrieved January 9, 2023, from https://www.imarcgroup.com/united-states-fire-sprinklers-market#:~:text=Market%20Overview%3A,US%24%204.3%20Billion%20in%202021.

4Newmark. (2022). (rep.). National Industrial Market Report. Retrieved February 2, 2023, from https://www.nmrk.com/insights/market-report/national-industrial-market-report.

5Smoke Guard, Inc. (2022, February 2). What Is the Cost of a Commercial Fire Sprinkler System? [web log]. Retrieved February 2, 2023, from https://smokeguard.com/blog/2022/february/02/what-is-the-cost-of-a-commercial-fire-sprinkler-system#:~:text=A%20high%2Drise%20building%20will,per%20square%20foot%20of%20coverage.

6Mishall, J. (2022, July 28). Storage trends and new technology ignite fire risks for commercial warehouses. Zurichna.com. Retrieved February 2, 2023, from https://www.zurichna.com/knowledge/articles/2022/07/storage-trends-and-new-technology-ignite-fire-risks-for-commercial-warehouses

Opportunities for Innovation

High Ceiling Heights

Warehouses are shifting towards taller ceiling heights due to the growing demand for e-commerce, the introduction of machinery and new automation technologies, and the need for more efficient use of space. As warehouse ceiling heights increase, warehouse operators will require more efficient and effective fire sprinkler solutions to expand their operations and protect their investments. According to Forbes, “Fueled by the global pandemic, a study from US Census Bureau showed that ecommerce grew 43% in 2020. Two years later, it’s still going strong — and likely never to return to pre-pandemic levels despite some near-term signs of economic slowing” 1. As e-commerce experiences rapid growth, warehouse facilities are increasing their clear heights (the usable height in which a tenant can store products on racking) from 32 ft. to 36 ft.2 36 ft. clear heights are an extremely large jump from the 20 ft. average clear height for warehouses in the 1970s.3 A warehouse with a 36 ft. clear height can increase their storage capacity by 10 to 25% as opposed to a 32 ft. clear height given the same footprint2. With clear heights and ceiling heights continuing to rise, a significant gap is emerging for traditional fire sprinklers.

Higher ceiling heights for storage and warehousing facilities present a growing opportunity for fire sprinkler innovation. To provide sufficient protection for warehouses with higher ceilings and increased storage heights, some traditional fire sprinkler companies have advocated for the installation of in-rack sprinklers, which are fire sprinklers that are directly integrated into storage racks. However, this approach has several drawbacks. For one, installing in-rack sprinklers can be quite costly, and the sprinklers are vulnerable to damage from heavy equipment, employees, or contractors. Moreover, such sprinklers can also restrict the flexibility of the warehouse since they require a network of piping that must be installed into the racking. To keep up with rising ceiling heights in storage, many traditional fire sprinkler companies rely on large orifice sprinklers and systems with high water demand to provide adequate fire protection. These sprinklers, called early suppression fast response (ESFR) sprinklers, are intended to output a large volume of water from the ceiling with larger droplets than conventional sprinkler heads.

Traditional fire sprinkler solutions for providing protection at higher ceiling heights primarily involve ESFR sprinklers and increasing the amount of water used. The graph below shows how the basic sprinkler water demand for higher ceiling heights increases dramatically for traditional fire sprinkler systems, especially as warehouses shift from 30 ft. to 40 ft. ceiling heights.

The above graph uses data from FM’s Global Datasheet 8-9 for open-frame rack storage ceiling-only sprinkler protection criteria for traditional K25.2 sprinklers4

Increasing water usage can come with a high expense. The water supply available in a warehouse may not be able to generate the necessary hydraulic pressure to meet the demand of a fire protection system and installing a fire pump, larger piping, and large storage tanks can be incredibly costly. The fixed cost of a fire pump can easily exceed $50,000-$60,0005, and there are additional costs to consider, such as providing proper electrical and ventilation for a pump room and ongoing maintenance costs.

A surge in basic sprinkler water demand as ceiling heights increase from 30 ft. to 40 ft. is especially notable for the storage of uncartoned expanded plastic commodities. The basic sprinkler water demand for traditional K25.2 sprinkler systems more than doubles for uncartoned expanded plastics protection and only obtains 10 extra ft. of ceiling height. Uncartoned expanded plastics include low density plastics that are not stored in a water absorbing material like cardboard boxes and include insulation boards, packing beans, polystyrene foam (like for coffee cups, plates, or meat trays), mattresses, cushioned furniture, candles, pipe insulation, and more.

For many commodities stored at high ceiling heights the cost of meeting increased water demand could be prohibitively high, and for exposed expanded plastics storage, it can be increasingly difficult to provide sufficient ceiling-only traditional sprinkler protection.

At Sparx, we strongly believe that relying solely on excessive water usage with high hydraulic expenses is not the most optimal approach to combat the challenges associated with providing adequate fire protection for higher ceiling and storage heights. Our system is specifically designed to minimize hydraulic expenses and provide effective fire protection by utilizing advanced software and electronics to control sprinkler operating patterns and multi-sensor technology to identify fires during their early stages of development. Through algorithmic control of sprinkler operating patterns, we believe we can precisely target the affected area and maximize the efficiency of the water supply. We believe our technology also allows us to detect fires in their early stages through the use of gas, flame, smoke, and temperature sensing. By suppressing smaller fires, we believe we can use less water and reduce the overall impact of a fire.

We also believe the Sparx™ Smart Sprinkler System can provide solutions for warehouses with higher ceiling and storage heights where traditional fire sprinklers cannot when acting alone. For example, fires involving the storage of exposed-expanded plastics commodities for ceiling heights greater than 40 ft. currently have no prescribed ceiling-only sprinkler protection options available4,6. Given the high heat release rate and the potential for nearby storage arrays to ignite, thermal radiation generated by these fires can quickly lead to uncontrolled fire growth. At higher ceiling and storage heights for this commodity, we believe it is crucial to have early response and optimal sprinkler operating patterns, both of which are offered by the Sparx™ Smart Sprinkler System, in order to effectively contain thermal radiation and suppress flames.

The challenges posed by increasingly high ceiling and storage heights in the warehousing industry present an opportunity for innovation in fire sprinkler protection. At Sparx, we are dedicated to meeting the evolving needs of the industry. With our patent-pending technology, we believe we are well-positioned to offer effective solutions for even the most complex storage and warehousing fire protection applications.

1Newman, D. (2022, September 8). E-commerce popularity ignites growing investment in warehouse automation. Forbes. Retrieved February 16, 2023, from https://www.forbes.com/sites/danielnewman/2022/09/06/e-commerce-popularity-ignites-growing-investment-in-warehouse-automation/?sh=2d0881925346

2Cope, E., & Dean, P. (2020, October 22). 36 is the new 32: Increasing clear height for maximum efficiency. Method Architecture. Retrieved February 16, 2023, from https://methodarchitecture.com/industrial-clear-height-36/

3Prevoe, B. (2018, March). Raise the roof! When to consider higher cubic clear heights for your warehouse operations. https://pdf.euro.savills.co.uk/usa/in-depth-reports/ov-warehouseoperations-isg-2018-03-29.pdf. Retrieved February 16, 2023.

4FM Global. (2022, January). FM Global Datasheet 8-9, Storage of Class 1, 2, 3, 4 and Plastic Commodities. Johnston, RI.

5Koorsen Fire & Security. (2022, March 23). Introduction to Fire Pumps. Koorsen Fire & Security. Retrieved February 16, 2023, from https://blog.koorsen.com/introduction-to-fire-pumps

6National Fire Protection Association. (2022). NFPA 13, Standard for the Installation of Sprinkler Systems, 2022 Edition. Quincy, MA.

Automated Storage and Retrieval Systems (ASRS)

To enhance space utilization and boost throughput, warehouses are adopting compact automated storage and retrieval systems, commonly referred to as ASRS systems. ASRS systems are computer and robot-aided systems that can retrieve or store items in specific locations. We expect the increased use of automation in warehouses to directly impact market opportunities in the storage segment for fire sprinklers as these innovations will require specialized fire protection. The warehouse-automation market is forecasted to reach $51 billion by 2030, a CAGR of 23 percent1. We predict that the tremendous growth in the warehouse-automation industry is going to create market expansion for the fire sprinkler storage segment.

When a fire occurs, compact ASRS systems can be extremely hazardous because firefighters have limited access to extinguish fires following sprinkler operation. In the storage industry, traditional fire sprinkler systems are typically not designed to extinguish a fire, but instead, they are intended to suppress and control a fire until the fire department or fire service is able to intervene. If a fire originates deep in the upper tiers of an ASRS storage array, it can be incredibly unsafe for firefighters to navigate a 35 ft. tall structure with slim aisles and limited mobility. Compact ASRS systems are escalating the demand for fire sprinkler systems that not only suppress fires in storage facilities but can also extinguish them. This presents a significant opportunity for innovation in the fire sprinkler industry, as extinguishing fires is storage occupancies is currently not a function of traditional fire sprinkler systems.

Extinguishing fires is just one of many challenges facing traditional fire sprinkler systems in the context of compact ASRS systems. With such systems becoming increasingly dense, there is often no available space to install in-rack sprinklers and piping, which cannot be placed in areas that would obstruct robotic movement or bracing. Additionally, the high storage density of compact ASRS makes it difficult for ceiling-only traditional Early Suppression Fast Response (ESFR) sprinklers to reach the base of a fire. Another obstacle posed by compact ASRS is the frequent use of open-top containers, which facilitate order picking but lack protection guidance based on NFPA 13 - Standard for the Installation of Sprinkler Systems2. These containers impede the flow of water from fire sprinklers to the base of an ASRS structure, making them hazardous from a fire protection perspective. Together, these challenges have led to limited regulatory prescribed code options for fire sprinkler systems that can provide adequate protection for compact ASRS systems3. As the warehouse-automation market continues to grow, demand for fire sprinkler innovation in this space is expected to rise.

Many ASRS systems have uniquely designed storage bins, robotic mechanisms, robotic movement, and structural configurations. We believe there will be opportunities for partnering with ASRS and retail companies to create custom fire sprinkler solutions tailored to specific customer applications, since compact ASRS solutions each have distinctive characteristics that pose their own fire protection challenges. We believe that it will take a nimble and agile company in fire sprinkler technology development, like Sparx, to adapt solutions to the rapidly changing warehouse environment and quickly bring solutions to market for a variety of compact ASRS structures. With the Sparx™ Smart Sprinkler System, we can transform the way our system operates within minutes rather than months of product iteration. The Sparx™ Smart Sprinkler System can be easily configured based on a variety of sensor inputs to trigger various sprinkler responses using software.

We believe the Sparx™ Smart Sprinkler System is an ideal solution for ASRS fire protection because of its multi-sensor technology that can detect fires at an early stage, maximizing the chances for both suppression and extinguishment. Additionally, the system provides precise sprinkler operating patterns that can pinpoint the fire's origin and prevent its spread within densely packed storage areas. This technique allows for a 'surround and drown' approach, enabling quick action to deliver an abundance of water directly to the fire and the surrounding areas, effectively inhibiting any outward propagation of flames.

1Barbee , J., Davies, A., Dubeauclard , R., Lange , T., & Lennartz, C. (2021, December 27). Automation has reached its tipping point for omnichannel warehouses. McKinsey & Company. Retrieved February 16, 2023, from https://www.mckinsey.com/industries/retail/our-insights/automation-has-reached-its-tipping-point-for-omnichannel-warehouses

2National Fire Protection Association. (2022). NFPA 13, Standard for the Installation of Sprinkler Systems, 2022 Edition. Quincy, MA.

3UL Solutions. (n.d.). New Challenges in Fire Safety in ASRS Warehouses. UL Solutions. Retrieved February 16, 2023, from https://www.ul.com/resources/new-challenges-fire-safety-asrs-warehouses

Unique Architectures

Unique architectural elements like sloped ceilings are currently one of the biggest challenges associated with traditional ESFR sprinklers, according to the Fire Protection Research Foundation1. For storage applications, NFPA 13 - Standard for the Installation of Sprinkler Systems limits ceilings to a maximum slope of 2 in 12 (equivalent to a roof slope of about 9.5 degrees) when using ceiling-only ESFR sprinklers2. According to FM standards, the maximum ceiling slope in storage applications can be 10 degrees for ceiling-only sprinklers, unless in-rack sprinklers are installed3. A warehouse with sloped ceilings can also install a continuous flat ceiling below their roof to maintain compliance for ESFR sprinklers, but this comes with added expense and hassle.

Sloped ceilings alter the dynamics for how the hot gases travel along the ceiling during a fire which can lead to skewed sprinkler operating patterns and an increase in sprinkler operations using traditional ceiling-only ESFR sprinklers3. Considering the challenges that traditional fire sprinklers have in this application and the lack of approved or listed options for ceiling-only sprinkler protection beyond 10 degree sloped ceilings in storage, the market for sufficient fire suppression in this area is completely open for innovation.

Research demonstrates that correction factors can be applied to electronic fire sprinkler activation algorithms to achieve optimal sprinkler operating patterns for buildings with sloped ceilings4. However, there are currently no listed or approved ceiling-only fire sprinklers on the market for storage occupancies with sloped ceilings beyond 10 degrees. The Sparx™ Smart Sprinkler System decouples detection from sprinkler activation unlike traditional ESFR fire sprinklers, which allows us to provide algorithmic correction factors to potentially offer protection for this challenging application.

1Jordan, S. J., & Ryder, N. L. (2020). (rep.). Protection of Storage Under Sloped Ceilings Phase III: Large Scale Testing Summary and Guidance. Quincy, MA: Fire Protection Research Foundation.

2National Fire Protection Association. (2022). NFPA 13, Standard for the Installation of Sprinkler Systems, 2022 Edition. Quincy, MA.

3FM Global. (2022, January). FM Global Datasheet 8-9, Storage of Class 1, 2, 3, 4 and Plastic Commodities. Johnston, RI.

4Xin, Y. (2020). SMART Sprinkler for Highly Challenging Fires. SFPE. Retrieved February 16, 2023, from https://www.sfpe.org/publications/periodicals/sfpeeuropedigital/sfpeeurope20/europeissue20feature1

High-Hazard Commodities

Ceiling-only fire sprinklers face numerous challenges when it comes to storing high-hazard commodities. The fire sprinkler industry requires third-party evaluation of products to be approved or listed for their use in facilities to protect the building, its occupants, and the commodities being stored. Fire sprinkler products undergo extensive third-party testing – two of the most common groups being FM Global (FM) and UL Solutions (UL). Additionally, there are codes and standards like the National Fire Protection Association in the United States, a global self-funded nonprofit organization, that develops codes and standards related to fire sprinkler design and installation requirements. Upon reading the codes and standards provided by FM and NFPA, we believe the gaps within the traditional fire sprinkler industry start becoming clear. Many of these gaps, in our opinion, appear to exist with the storage of high-hazard commodities like tires, aerosols, and flammable and combustible liquids. Additionally, the use of battery energy storage systems (BESS) presents a relatively new high-hazard commodity to the fire protection industry. The table below highlights high-hazard commodities that present potential opportunities for the innovative fire protection offered by the Sparx™ Smart Sprinkler System.

Commodity	Hazard Description	Current Limitations for Ceiling-Only Sprinklers	Opportunities for Innovation
Tires	Tires produce large amounts of heat, smoke, and toxic gases and are often stored in dense and compact arrangements	Maximum ceiling height of 40 ft., with 30 ft. of storage in permanent and portable racks with open shelves[1,2]

·         The criterion for 40 ft. ceilings/30 ft. of tire storage requires a basic sprinkler water demand of more than 2,600 gpm of water which could result in high hydraulic expense

·         There are no prescribed ceiling-only fire sprinkler options available for tires stored at heights greater than 30 ft.[1,2]

Aerosols – Level 2 (deodorants, hair sprays, antiseptics, anesthetics, some furniture polishes, and windshield de-icers, and other water-miscible flammable aerosol products)	Aerosol products can rupture under the presence of heat and flames, creating large fire balls that can increase the intensity of a fire	Maximum storage heights of only 20 ft. for cartoned aerosols with ceiling-only fire sprinkler protection (aerosols stored in cardboard boxes)[3]	· The maximum storage height for these commodities is very limited - only 20 ft. storage heights[3]
Aerosols – Level 3 (some automotive products like engine and carburetor cleaners, undercoats and lubricants, wood polishes, paints and lacquers, some insecticides, oil-based antiperspirants, and more)

Maximum storage heights of only 15 ft. for cartoned aerosols with ceiling-only fire sprinkler protection (aerosols stored in cardboard boxes)[3]

Ceiling-only fire sprinkler protection cannot be provided for uncartoned Level 3 aerosol products[3]

·         The maximum storage height for these commodities is extremely limited – only 15 ft. storage heights for cartoned storage[3]

·         There are no options for ceiling-only fire sprinklers to protect uncartoned storage of Level 3 aerosols (in-rack sprinklers must be used which decreases warehouse flexibility, increases susceptibility to sprinkler damage from warehouse operations, and piping networks must be installed within storage racks)[3]

Flammable and Combustible Liquids (commodities including gasoline, cleaners, rubbing alcohol, nail polish remover, hand sanitizer, cooking oils, and more)	Flammable liquids produce vapors that burn when heated or ignited – fires can burn readily and intensively and can be explosive under certain conditions	Most configurations for flammable and combustible liquids require in-rack sprinkler protection[4]

·         Warehouses are constrained in terms of flexibility since the fire protection design is often designed to meet the needs of a specific flammable or combustible liquid application

·         In most circumstances, flammable and combustible liquids require in-rack sprinkler protection[4]

Lithium-Ion Battery Energy Storage Systems (BESSs)

Thermal runaway* is a unique and dangerous hazard in BESS and once started, thermal runaway cannot be stopped

*Thermal runaway is a hazardous phenomenon in which a lithium-ion cell enters an uncontrollable, self-heating state. Thermal runaway can result in the release of toxic gases, extremely high temperatures, smoke, and fire.

Sprinkler systems installed per NFPA 13 are required for per NFPA 855 - Standard for the Installation of Stationary Energy Storage Systems; however, there is no fire protection system approved or listed for the protection of lithium-ion based energy storage systems[5,7]

·         The global lithium-ion battery market is expected to grow at a remarkable 18.9% CAGR over the forecast period from 2022 to 2030 which we predict will create market expansion for the global fire sprinkler market[6]

·         According to NFPA 855 - Standard for the Installation of Stationary Energy Storage Systems, “water is considered the preferred agent for suppressing lithium-ion battery fires”[5]

·         Fire sprinklers can delay or prevent fire spread to adjacent battery cells decreasing the likelihood of propagation of thermal runaway

·         Currently, there are no fire protection systems that are currently FM-Approved or UL-Listed for the application of BESSs[7]

·         To effectively achieve suppression or extinguishment, fire sprinkler systems will require electronics and software to detect fires quickly and accurately – the best protection systems will be able to integrate with battery management systems and ventilation systems

The table above outlines the existing constraints for fire sprinkler systems when storing high-hazard commodities, while also identifying the factors that could stimulate advancements in fire sprinkler technology.

The Sparx™ Smart Sprinkler System provides early fire detection using multiple sensors, allowing us to respond to fires faster than traditional fire sprinkler systems. Early detection can facilitate a more rapid response to a fire, allowing the fire sprinkler system to initiate suppression or extinguishment quickly. This can significantly reduce the time that the fire has to grow and spread, making it easier to control and suppress or extinguish.

The Sparx™ Smart Sprinkler System employs algorithms to control fire sprinkler operations, providing efficient and targeted fire suppression to prevent the spread of fires. The algorithms used by the Sparx™ Smart Sprinkler System are instruction sets and computational procedures used to control the operation of the sprinklers in a more efficient and targeted manner, based on factors such as the location and severity of the fire. By using algorithms to optimize the operation of the sprinklers, water usage can be reduced while still effectively suppressing the fire. Sprinklers are activated through an automated process initiated by our software, which sends an electrical signal to activate the sprinklers as needed. For instance, if a fire were to break out in an aerosol storage area, the Sparx™ Smart Sprinkler System could promptly trigger the sprinkler head directly above the fire, along with those surrounding it, to deliver water to both the fire's source and the surrounding aerosol commodities, effectively suppressing any fireballs that might emerge from rupturing products. Traditional fire sprinklers in storage applications are designed to operate independently of one another which can lead to challenges when it comes to fire spread and adequate suppression performance.

With quick detection and controlled sprinkler operating patterns, we believe Sparx can provide protection for high-hazard commodities in applications that traditional fire sprinklers cannot. We intend to use the Sparx™ Smart Sprinkler System to fill industry gaps for the storage of high-hazard commodities at higher storage heights, higher ceiling heights, and to provide an alternative to in-rack sprinkler protection. For scenarios that currently require high hydraulic expenses from ceiling-only ESFR sprinklers, we believe our technology will also require less water demand since we are responding to smaller fires very early on in fire development. Moreover, when it comes to addressing specific challenges, such as the safe storage of battery energy storage systems, our expertise will enable us to offer highly effective fire sprinkler protection through quick and targeted sprinkler response, efficient cooling, and seamless integration with battery management and ventilation systems.

1FM Global. (2009, January). FM Global Datasheet 8-3, Rubber Tire Storage. Johnston, RI.

2National Fire Protection Association. (2022). NFPA 13, Standard for the Installation of Sprinkler Systems, 2022 Edition. Quincy, MA.

3National Fire Protection Association. (2023). NFPA 30B, Code for the Manufacture and Storage of Aerosol Products, 2023 Edition. Quincy, MA.

4National Fire Protection Association. (2021). NFPA 30, Flammable and Combustible Liquids Code, 2021 Edition. Quincy, MA.

5National Fire Protection Association. (2023). NFPA 855, Standard for the Installation of Stationary Energy Storage Systems, 2023 Edition. Quincy, MA.

6AltEnergyMag. (2022, November 1). Lithium-ion Battery Market Growing Demand, Globally. AltEnergyMag. Retrieved February 16, 2023, from https://www.altenergymag.com/content.php?post=38477

7Dieken, D. (2020, May 28). Fire Protection Requirements for Large-Scale Energy Storage Systems (ESS). LinkedIn. Retrieved February 16, 2023, from https://www.linkedin.com/pulse/fire-protection-requirements-energy-storage-systems-ess-dieken-pe

Competition

The fire sprinkler industry is made up of a relatively small number of key companies including AG Fire Sprinkler, American Fire Technologies, APi Group, GW Sprinkler A/S, Honeywell International Inc., Johnson Controls International Plc, Minimax GmbH & Co. KG, Robert Bosch GmbH, Siemens AG, and SIRON Fire Protection1.

We believe there to be only a few key companies in this industry, generally due to the high barriers to entry that come from product testing, approvals, and certification from agencies like UL Solutions (UL), FM Global (FM), and VdS. While there are some notable companies involved in the competitive landscape for the fire sprinkler industry, as a whole, we believe Sparx has very few direct known competitors who are primarily focused on using software and electronics to offer protection for highly challenging fires.

We are predominantly dedicated to the advancement of technology in the fire protection industry as opposed to simply releasing the next iterative fire sprinkler product. We believe our approach will offer us lucrative growth opportunities as we expand our foothold in the global fire sprinkler market. Because we are focused on offering protection for highly challenging fires (fires that cannot be easily and reasonably protected by traditional sprinkler technology), by nature, we believe we are competing in a highly uncompetitive space.

In the industry there are currently only two UL Listed electronic fire sprinklers (a K172 version and a K252 version) on the market capable of electronic detection and actuation. These electronic sprinklers, both released by Johnson Controls International Plc, operate via wired communications and power3. These sprinklers require a separate heat detector for each and every sprinkler that must be connected by an installer via a wiring harness. The sprinklers are also wired to each other and back to a control panel via Class A or B wiring (usually Class A for added reliability)4. This system, marketed for storage applications, has inherent complications and costs due to the amount of wiring required. We believe that a battery-powered wireless solution will eliminate the installation complexities that can come from running wire between 100+ sprinkler heads and the high labor costs associated with this system.

In addition to the electronic sprinkler products offered by Johnson Controls International Plc, a US based company called Plumis Inc. offers a product called Automist Smartscan Hydra. The Automist Smartscan Hydra offers a fire sprinkler alternative for the application of residential occupancies up to and including four stories in one or two family dwellings with light and ordinary hazards5. The Automist Smartscan Hydra system also provides a wired solution to connect the controller to various water mist heads. The water mist heads are generally wall mounted and operate on different principles than sprinkler heads. Water mist is intended to use fine droplets that evaporate at the base of a fire to extract heat. Sparx intends to pursue a different market share compared to the Plumis Inc. solution by tackling highly challenging fires with wireless sprinkler technology as opposed to pursuing residential applications with wired water mist systems.

We believe our proprietary technology has a competitive advantage in that it offers a flexible wireless battery-powered solution that will solve a multitude of problems present in wired electronic sprinkler systems. We believe the complexity and costs due to installation for a wireless system will be much lower for our future customers in terms of material (wire, connectors, conduit, etc.), but especially for labor. We plan to capture more revenue for a premium product that offers ease of installation compared to a wired system where revenues are normally lost to electricians, electrical unions, and electrical contractors. We also believe the wireless solution we plan to bring to market will be less prone to human error during installation. In a wired solution, it can be exceedingly difficult to troubleshoot multiple wires if there are shorts, opens, or ground faults present, especially if the system is protecting dense storage structures with ceiling heights that are 35+ feet tall. Our proprietary technology could also increase system reliability compared to a wired solution due to the fact that our solution operates on a wireless network with numerous communication paths from fire sprinklers to the controller as opposed to only a single or duplicate set of wires.

In our findings and experience, we have seen only a few attempts and efforts made to bring electronics and software into the predominantly mechanical world that fire sprinklers have belonged to since their inception. We believe we are uniquely positioned to deliver and commercialize the first battery-powered wireless fire sprinklers that elegantly synthesize detection and suppression.

1Chinchane, A., Singh, S. P., & Sumant, O. (2020). (rep.). Fire Sprinkler Market. Allied Market Research. Retrieved January 27, 2022, from https://www.alliedmarketresearch.com/fire-sprinkler-market.

2The k-factor of a sprinkler, or coefficient of discharge, is a specification for fire sprinklers used to calculate the flow and water discharged from sprinkler heads.

Blackstone, V. L. (n.d.). What is the K factor on a sprinkler head? Hunker. Retrieved January 29, 2022, from https://www.hunker.com/13418788/what-is-the-k-factor-on-a-sprinkler-head

3Johnson Controls International Plc. (n.d.). EAS-1 System Overview. Johnsoncontrols.com. Retrieved January 30, 2022, from https://www.johnsoncontrols.com/eas/overview

4National Training Center. (2020). NFPA 72 Circuits and Pathways. National Training Center. Retrieved January 30, 2022, from https://nationaltrainingcenter.com/nfpa-72-circuits-and-pathways/

5Plumis Inc. (n.d.). Automist Smartscan Hydra BS8458 fire sprinkler performance. Plumis. Retrieved January 29, 2022, from https://plumis.com/smartscan

Business Information

We are a technology company incorporated in the state of Nevada on June 30, 2021, and headquartered in Cranston, Rhode Island with a mission to provide new generation fire protection to businesses and building owners that operate within infrastructures that cannot be adequately or reasonably protected by traditional fire sprinklers1. We intend with Sparx Technologies, LLC (“Sparx”) to revolutionize the fire protection industry with a commercially available wireless battery-powered electronic fire sprinkler network and develop the industry’s first commercially available wireless battery-powered electronic fire sprinkler system that can be adapted to a variety of different applications and customers.

On August 29, 2022, we entered into and consummated a Patent License Agreement (“Agreement”) with Sparx Technologies, LLC, a limited liability company (“Licensor”). Licensor is solely owned and controlled by Ms. Cassandra DeNunzio, our CEO and director. Ms. DeNunzio is the sole and first named inventor under a provisional patent application with a Serial No. 63/304,302 filed with the United States Patent Office (“USPTO”) on January 28, 2022, relating to the fire protection industry and particularly a commercially available battery-operated wireless electronic fire sprinkler network. The Patent License Agreement, referenced herein, is attached as EX-10.1 to the Form 8-K filed with the Securities and Exchange Commission on August 29, 2022. As a result of the Agreement, we adopted the existing operations and business plan of Sparx Technologies, LLC pursuant to the terms and conditions of the patent licensing agreement and ceased to be a shell company.

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

Our Chief Executive Officer and Director, Casandra DeNunzio has agreed to lend us equipment at no cost resulting in us having in-house capabilities to design and build innovative electronic fire protection products and solutions. Ms. DeNunzio has extensive industry knowledge, familiarity with local specifications and regulations, fire codes and expertise in the design and test engineering of fire detection, suppression, and extinguishment technology and their components and systems. We have available to us, the equipment, capabilities, and expertise to create prototype electronic circuits, assemble and reflow printed circuit boards, benchtop test electrical assemblies with DC and AC power supplies, troubleshoot designs with multimeters, and create wiring harnesses.

The Company has now begun to finalize the prototype Sparx™ Smart Sprinkler System and has started working towards the design and development for the remaining system components to complete the Sparx™ Smart Sprinkler System. The remaining components needed for the system prototype include a base station that the wireless battery-powered Sparx™ Smart Sprinkler Systems communicate with and an installation and commissioning tool. As mentioned elsewhere in this Annual Report, a utility patent has been filed with the USPTO that covers the technology. The Company plans to commercialize Licensor’s wireless fire suppression technology into a fire protection/fire safety product line and seek listing or approval from third-party testing bodies. Our plan is to provide superior protection against highly challenging fires for a range of premises, including commercial buildings and industrial sites, through the application of our advanced proprietary wireless mesh network fire suppression system technology. We plan to design, develop, integrate, install, test, manufacture, produce, and market our wireless mesh network fire suppression system in an effort to commercialize our products.

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

The Basics of Our Technology

We plan to use the Sparx™ Smart Sprinkler System to expand the capabilities of traditional fire sprinklers and offer effective and efficient protection for applications that traditional fire sprinklers may not adequately cover. An image of a traditional fire sprinkler is shown below.

Threads
Wrench Flats
Frame
Plug
Trigger Mechanism – Glass Bulb
Deflector Plate

The image above shows a traditional fire sprinkler with labeled components

A traditional fire sprinkler system consists of two essential components: a water supply and a fire sprinkler head. The sprinkler head comprises a plug, a trigger mechanism, a frame, and a deflector plate. The plug holds back the water, while the trigger mechanism activates the sprinkler head when the temperature reaches a specific threshold. This threshold typically ranges from 135 to 286 degrees Fahrenheit and is determined by the designers based on the specific environment and application. The trigger mechanism can be a glass bulb filled with liquid that expands when heated causing the glass to break or two metal plates held together by a solder point that separates when heated.

When a fire starts, the hot air rises and spreads along the ceiling until it reaches a sprinkler head. When the temperature threshold is met, the trigger mechanism is activated, and the plug is released, allowing the water to flow through the sprinkler head. The water hits the deflector plate, causing the water droplets to disperse over a larger area. The water will continue to flow until the water supply runs out or the fire department arrives and manually shuts off the water via the system’s control valve.

A common misconception perpetuated by popular media is that every sprinkler in a room activates at the same time during a fire. Modern fire sprinkler heads are designed to operate independently. This means that a specific sprinkler head will activate and release water, only if it has individually reached a certain temperature threshold.

Traditional fire sprinkler systems can encounter various obstacles that may compromise their effectiveness including unpredictable operating sequences, unintentional cooling of adjacent areas after sprinkler activation, and a phenomenon known as 'sprinkler skipping,' whereby sprinklers closer to the fire may fail to activate before those located further away. These factors can put lives and property at risk, highlighting the need for modern and innovative fire suppression technologies.

Our system is being designed to provide effective fire suppression by automatically activating a group of existing sprinklers directly above the fire. This method ensures water delivery to the base of the fire and wets adjacent areas to prevent the fire from spreading. Our system's unique capability to automatically activate an optimal group of sprinklers for fire suppression or extinguishment distinguishes us from traditional fire sprinkler solutions that rely solely on the heat produced by a fire to activate the necessary sprinklers. We believe our technology offers greater predictability, precision, and efficiency in controlling fires.

Recognizing the critical role of rapid sprinkler response in suppressing fires, we strive to respond promptly to catch smaller fires that are easier to contain or extinguish with fire sprinklers. Fires can exhibit distinct behaviors depending on the commodities and storage configurations involved. Some fires may smoke or smolder during their early stages, while other fires may rapidly reach the ceiling with high heat release rates. The exclusive dependence on a fixed temperature threshold by traditional sprinklers is not the most effective approach for timely detection in all fire scenarios. We have integrated multi-sensor technology into our fire sprinkler designs, featuring flame, gas, smoke, and temperature sensors to provide comprehensive and advanced fire detection.

The SparxTM Smart Sprinkler System

Sparx is in the process of designing and developing a fire sprinkler system capable of electronic detection, communication, and actuation. By leveraging cutting-edge electronic and software technologies, we aspire to enhance the capabilities of traditional fire sprinklers allowing us to serve applications that otherwise could not be protected. Our wireless battery-powered fire sprinklers come equipped with advanced sensing capabilities, including flame, gas, smoke, and temperature sensors. Using our multi-sensor technology, we can detect fires at their earliest stages, even before they have a chance to grow significantly. Our unique approach to fire safety is critical because fires tend to spread rapidly, and the larger they become, the more challenging they are to control. We believe our ability to respond quickly and efficiently will open up new opportunities for various fire protection scenarios.

We are using mesh networking topology to allow our fire sprinklers to communicate with each other and provide seamless coordination of fire suppression efforts. A mesh network is a local area network in which nodes (in this case, sprinklers) connect directly, dynamically, and non-hierarchically to each other, working together to efficiently route data. Our fire sprinklers communicate with each other and to a central base station in the network, providing unparalleled situational awareness compared to traditional systems. Using environmental data gathered by our fire sprinklers, the base station makes informed decisions about which sprinklers to actuate in the event of a fire, ensuring optimal suppression or extinguishment. By controlling the number of sprinkler operations, the base station avoids over-stressing the water supply and minimizes water damage, all while achieving the desired level of fire suppression. With our mesh networking topology and advanced sensing capabilities, we believe we can respond quickly, efficiently, and with superior activation precision, making it possible to protect even the most challenging fire scenarios.

At Sparx, we are developing technology that transforms traditional fire sprinklers into wireless, battery-powered marvels. Our wireless, battery-powered system is designed to expand the capabilities of traditional fire sprinklers, enabling them to detect and respond to fire conditions faster and with greater precision than ever before. Our technology seamlessly integrates with existing traditional fire sprinkler systems, harnessing the proven safety and reliability of these established solutions. We plan to take advantage of the carefully engineered spray patterns and stringent testing standards for traditional fire sprinklers and use our technology to augment their functionality. We believe that by combining our technology with traditional fire sprinklers it will allow us to provide effective and reasonable fire protection solutions in applications that may not have been possible with traditional fire sprinklers alone.

Each Sparx™ Smart Sprinkler contains electronics housed near the sprinkler threads and wrench flats. The electronics include sensors used for detecting fire, a communication module, a replaceable battery pack, actuation circuitry used for automatically triggering sprinkler operation in the event of a fire, and monitoring circuitry used to supervise the integrity of necessary electrical components.

Sparx™ Smart Sprinklers have the ability to communicate with other using modules that are FCC Certified (USA), operate on the Industrial, Scientific, and Medical (ISM) band, and are RoHS compliant. The electronics in the network are designed to enter low-power sleep modes and wake periodically to sample environmental conditions to prolong battery-life. The electronics and battery packs for Sparx™ Smart Sprinklers are designed to last for reasonable periods of time (i.e. years). The base station for the network will be able to provide notification if there are any low-battery warnings or any other issues with the network that should be addressed. The base station will also be able to display a history of any troubles, supervisory signals, or alarms that are reported in the network.

Our inaugural Sparx™ Smart Sprinkler System prototype, which is currently in the research and development phase, has been purposefully engineered to interface with traditional fire sprinklers that comprise 5mm frangible glass bulbs. To ensure the electronics at each sprinkler remain unscathed during sprinkler head installation, they can be easily attached by an installer after the sprinkler head is threaded into the piping. Our installation process has been meticulously designed to be streamlined, swift, and uncomplicated, saving warehouse and storage customers from the high costs and laborious efforts associated with installing wired electronic fire sprinkler systems. Wired electronic fire sprinkler systems necessitate the hiring of electrical contractors to run conduit along the ceiling between sprinkler heads, connecting wires to numerous junction boxes, and troubleshooting issues such as shorts, opens, and ground faults at the ceiling-level.

The image above shows a labeled drawing of the Sparx™ Smart Sprinkler prototype, viewed from the side with transparent electronics enclosures.

Note that the enclosures in the image above are transparent for the purpose of this picture, but the actual product will have fully opaque enclosures.

The image above shows the Sparx™ Smart Sprinkler prototype, tilted upwards, viewed from the side.

The image above illustrates the Sparx™ Smart Sprinkler prototype connected to a water supply.

The image above depicts the Sparx™ Smart Sprinkler prototype tilted downwards, exposing the sprinkler threads. The prototype includes a baseplate that sits around the sprinkler head above the wrench flats, similar to a recessed sprinkler escutcheon. The sprinkler can be installed with the baseplate, and after the sprinkler is threaded into the pipe, the electronics enclosures are able to be attached to the baseplate by the installer in the field. The electronics enclosures are designed to sit around the perimeter of the sprinkler threads and pipe connection.

We have designed an actuating mechanism that interfaces with traditional 5mm bulb-type fire sprinklers. The mechanism simply clips onto the outside surface of the glass bulb with an ordinary amount of force (no tools required), allowing for quick and easy installation. A short wiring harness connects the clip to the housed electronics at the sprinkler threads and wrench flats, which can be connected by an installer during the sprinkler installation process. To ensure proper circuit integrity and fire safety, both the short wiring harness and actuating mechanism within the clip are electrically monitored. Additionally, a proximity sensor can be incorporated onto the clip to verify proper fit of the clip mechanism against the glass bulb for added reliability.

In the event of a fire, when a sprinkler head is provided with an actuation instruction via software, the clip mechanism will cause the glass bulb to break which allows water to flow out of the sprinkler head. The clip mechanism is designed to quickly provide ample heat to the glass bulb, allowing it to shatter, causing the sprinkler plug to be pushed out by water flowing through the sprinkler. This clip mechanism allows our advanced software and hardware to decide when to operate fire sprinklers, as opposed to traditional fire sprinklers which activate only from the heat produced by a fire.

Pictured above: Rendering - clip mechanism	Pictured above: Physical clip mechanism from our physical development prototype

The images above both show a Sparx™ Smart Sprinkler prototype with the attached clip mechanism that we have designed to allow the sprinkler to be operated via an electrical signal. The clip comprises a small heating element that rapidly heats the bulb until it shatters when provided with ample power from the electronics assembly that this mechanism connects to.

While the entirety of the Sparx™ Smart Sprinkler system remains in the developmental stages, and further alterations may be made to the overall aesthetic or design, pictured below is a full physical, working, prototype we have created of the system, less the base station and commissioning tool. The intent is for a single system to include numerous “sensing units”. Specifically, these are the portions that communicate with one another via the base station/ commissioning tool and fit directly over a single sprinkler head.

Pictured above: Inactivated bulb style sprinkler head with Sparx™ Sensing Unit (fits around bulb style sprinkler head)	Pictured above: Activated bulb style sprinkler head with Sparx™ Sensing Unit (fits around bulb style sprinkler head)

One can view our functioning development prototype here: https://www.youtube.com/watch?v=BtlJBlV4qFk

To ensure a safe and reliable installation process, we currently plan to pre-install the actuating mechanism clips onto the sprinkler bulbs during manufacturing. This approach eliminates any risk of damage to the sprinkler bulb during the sprinkler installation process, providing peace of mind for installers in the field. We believe that our fire sprinkler system will be ideal for new installations, or for retrofit installations where existing sprinkler systems will be drained and traditional sprinkler heads will be replaced with Sparx™ Smart Sprinklers.

We are currently finishing development of our Sparx™ Smart Sprinkler prototype that can interface with traditional 5mm bulb-type sprinklers. Currently, our primary focus is on completing the rest of the Sparx™ Smart Sprinkler System. Our plan is to develop a base station, an installation tool, and a web-based dashboard for building owners and maintenance managers to monitor their system's health and status. We believe the base station is a critical component of the Sparx™ Smart Sprinkler System because it manages when sprinklers enter low-power sleep modes, makes decisions on sprinkler actuation during a fire, and notifies users of any troubles, supervisory signals, or alarms present in the network.

To facilitate optimal sprinkler actuation during a fire, the system needs to know the locations of all Sparx™ Smart Sprinklers within a design area. Our installation and commissioning tool will enable installers to easily and accurately map out sprinkler locations and feed that information back to the base station.

In addition, we plan to create a web-based interface that allows building owners and maintenance managers to monitor their system's health and status, set up notification settings, and receive alerts via text messages or emails when the system needs maintenance or if there are any troubles, supervisory signals, or alarm conditions indicating the presence of fire and sprinkler activation.

While we expect to encounter some challenges during the system's development, we are confident that we can overcome them. Our team has already tackled the hardest technical challenges, such as developing a reliable network architecture that enables low-power battery operation and creating a fire sprinkler prototype capable of electronic detection and actuation. With our sights set on completing the remaining components, we look forward to delivering an advanced and robust wireless battery-powered electronic fire sprinkler system to our future customers.

We welcome partnership opportunities with traditional fire sprinkler companies interested in integrating their traditional fire sprinkler products with our technology. Our product is designed to work with existing 5mm bulb-type traditional fire sprinklers, and we plan to expand our product line to support 3mm bulb-type sprinklers as well as link-type fire sprinklers. Our current wireless battery-powered technology can also be configured to interface with Metron or squib-type electronic fire sprinklers. We remain committed to exploring new ways to enhance our technology and provide seamless integration with a range of traditional fire suppression systems.

Internal Verification and Validation Testing

As we continue to develop our base station technology and installation interface tool for sprinkler mapping, we are also working to conduct preliminary verification and validation testing on our fire sprinkler prototype. Our aim is to conduct comprehensive testing before submitting our product to third-party approval agencies for listing and approval. Third-party testing is crucial for the fire-sprinkler industry as it enables effective marketing of products, but it can also be costly. Thus, we seek to conduct as much preliminary testing as possible to identify and address any design changes before third-party testing, in order to streamline and expedite the listing or approval process.

We will be conducting various tests on our fire sprinkler prototype based on existing standards from third-party approval agencies, like UL or FM. Our internal testing program will include conducting spray testing to ensure our technology does not interfere with sprinkler spray patterns, mechanical testing like rough-usage tests, high-temperature exposure tests, vibration tests, corrosion tests and electrical testing including set-point accuracy tests, transient tests, dielectric voltage-withstand tests, and more. We will also plan to internally conduct small-scale fire tests to confirm our Sparx™ Smart Sprinkler System works as intended before we conduct large-scale fire tests at third-party testing bodies like UL or FM.

Third-Party Testing

To effectively market our products, third-party testing is necessary. UL and FM are two of the most common third-party entities in the United States that provide listing, approval, or certification services. UL is a reputable testing institute that is one of the largest public safety testing labs in the world, while FM also has an international reputation for testing and is well-regarded in the industry. In contrast to UL, FM is an insurance company that provides insurance coverage to customers that use products that they have approved or certified to their own testing standards.

Our initial objective is to obtain UL Listing to fill an industry gap for providing adequate and reasonable sprinkler protection in storage and warehousing applications. We would also like to obtain FM Approval for the Sparx™ Smart Sprinkler System, but we believe that there may be additional testing with FM due to our product’s novelty in the fire sprinkler industry. Our plan is to first work with UL to see how our product performs in large-scale testing, before working with FM on a test program for FM Approval. The third-party testing required for our product will most likely include mechanical and electrical testing, as well as large-scale fire testing.

Our product's first application will be focused on providing adequate suppression for a storage application that cannot be currently protected with reasonable water demand. We want to ensure that our first application for testing is in line with the fire protection requirements for the average clear heights of the current proposed industrial developments for storage and warehousing. We plan to allocate a significant portion of our funding towards conducting large-scale fire tests, which can be expensive due to the need for experienced personnel and state-of-the-art test labs that can handle fire hazards. Fire tests for high-storage heights must be conducted in at least three scenarios, as fires can originate directly under a single sprinkler head, between two sprinkler heads, or among four sprinkler heads. We estimate the cost of each large-scale fire test for high-storage heights to range anywhere from $250k to $1M.

Following a test program with UL, we may decide to pursue FM Approval so we can sell our products to more customers, conduct performance-based design solutions for individual customers, or work towards conquering other challenging fire suppression applications.

Commercial Scale Up and Revenue Stream

After successfully completing a comprehensive test program with a highly reputable third-party testing body, we aim to take our business to the next level by increasing our inventory and expanding our marketing efforts to reach storage and warehousing customers. Our marketing campaigns will highlight our advanced technology and will showcase the ease of use when implementing our products. We are also committed to establishing strong relationships with fire protection code consultants and engineers and sprinkler installation and service companies to ensure that our product is recognized as a top option in the market.

Our revenue streams will be predominately generated from the sale of, what we believe to be, our superior products that we anticipate offering. We also anticipate generating additional revenue from our innovative software-as-a-service (SaaS) tool.

Our primary revenue source will be our product revenue model, which is based on differentiating our products as specialty goods. Our target customers are warehouses and storage facilities with certain applications that require fire protection options beyond what traditional fire sprinklers can offer. Our goal is not to directly compete with traditional fire sprinkler protection, but to complement traditional fire sprinklers with, what we believe to be, our superior technology. This product revenue stream will provide the financial foundation to cover our expenses, invest in new products, and expand our business. By positioning our products as specialty goods, we can create a perception of high value and exclusivity among our customers, enabling us to charge premium prices. Additionally, our unique selling proposition of wireless, battery-powered electronic fire sprinkler technology that can interface with traditional fire sprinklers is not currently available in the market, reducing competition. We believe that the quality and performance of our products will lead to increased customer loyalty and distinctive brand identity due to their premium quality and their ability to adequately and reasonably provide protection in applications that are considered highly challenging for fire suppression.

Our company is also planning to offer specialized training services for companies that provide licensed inspection, testing, and maintenance services for fire protection systems. We understand the importance of ongoing maintenance and servicing for fire sprinkler systems, which is why we aim to guide these companies in the proper installation and servicing of our revolutionary Sparx™ Smart Sprinkler System. Our training program will provide us with indirect sales revenue by creating an ecosystem of knowledgeable and confident users who are more likely to recommend and promote the Sparx™ Smart Sprinkler System. It is crucial for those installing and servicing our system to have the knowledge and confidence necessary to ensure proper installation and functionality. Our training program will cover all aspects of installing and servicing our system, from basic installation and troubleshooting to more advanced maintenance and repair. As our customers become more proficient in using our products, they can also become advocates for it. This is particularly true in the fire protection industry where word-of-mouth recommendations can be critical to success. In addition, our training program can also help build trust and credibility with our customers. By investing in training and education, we are demonstrating a commitment to supporting our customers and ensuring their success with the Sparx™ Smart Sprinkler System. This can help to build long-term relationships with our customers and increase their loyalty to our brand. We believe that this will not only generate indirect sales for our company but will also enhance the quality of service provided to our customers, resulting in increased customer loyalty.

Our revenue stream also includes our subscription-based SaaS tool that offers customers the convenience of accessing our software application to monitor the health and status of their fire sprinkler system, wherever and whenever they need to. Additionally, our customers can choose to receive timely notifications via SMS or email alerts in case of any trouble, supervisory signals, or alarm conditions present in their system. This service is beneficial to customers to gain insight to their system whenever and wherever they want to, even if they are away from the warehouse. Regular inspection, testing, and maintenance is necessary for all fire sprinkler systems, and for electronic fire sprinkler systems, there may be additional requirements such as retrieving reports from the system to verify that sprinklers are detecting temperatures within a normal range. With the establishment of timely notifications for inspection, testing, and maintenance needs, building owners and warehouse maintenance managers can proactively manage the requirements for their fire sprinkler system, resulting in peace of mind that their fire sprinkler systems will perform when needed. Our SaaS tool can provide a predictable and steady revenue stream generated by recurring subscriptions and can help provide stability and predictability for our business over time.

Intellectual Property

Sparx Technologies, LLC filed a provisional patent application with a Serial No. 63/304,302 filed with the United States Patent Office (“USPTO”) on January 28, 2022, a utility patent application filed with the USPTO on January 20, 2023 with Serial No. 18/099,584, and an international application filed with the USPTO on January 23, 2023 with Serial No. PCT/US23/11314 intended to protect Sparx’s battery-powered wireless fire sprinkler technology. Sparx relies on a combination of patent, trademark, copyright, trade secret, and contractual protections to establish and protect its intellectual proprietary rights.

Sparx Technologies, LLC has also filed federal trademark registration applications in the U.S. for the SPARX word mark and logo covering use with our goods and services which are pending examination.

We believe it is important to our success that we:

•	Obtain and maintain patents and other legal protections covering our proprietary art, materials, technology, inventions, applications of such, and improvements we consider important to our business;

•	Prosecute our patent and trademark applications and enforce our intellectual property rights;
•	Preserve the confidentiality of our trade secrets; and
•	Operate without infringing the patents, trademarks or proprietary rights of third parties.

Our Approach

We believe that there is a lot of room for innovation to meet the fire protection needs of today's modern businesses and building owners. The design of fire sprinklers has not changed significantly over the last fifty or so years and still consists of mostly simple mechanical components1. Traditional sprinklers cultivated from 19th century science use the same physical element to detect fires as they do to cause water to flow. Traditional fire sprinklers can face many complications because the heat-sensitive operating element shares two important primary functions, fire detection and sprinkler actuation. If a fire starts near the ground under a storage rack in a tall warehouse, significant fire spread can occur by the time a fire is detected at the ceiling, where sprinklers are commonly located. A single sprinkler could operate and a phenomenon known as sprinkler skipping can occur that will cause sprinklers farther away from the fire origin to activate earlier than those that are closer and fire can continue to spread2. Our patent pending technology will allow for the decoupling of fire detection from sprinkler activation and will provide us with the ability to have greater control over sprinkler operations and respond to fires very early on in fire development. We believe that we can disrupt the fire sprinkler industry with our ability to leverage electronics and software in fire sprinkler system design by fundamentally changing the way the industry approaches fire suppression.

We intend to create a framework for fire protection that will allow for wireless communication and electronic detection and actuation of sprinklers. With this framework, we will be able to use the same basic hardware components, and program application-specific algorithms3 tailored to the building, environment, and the structure and commodities the system is designed to protect. Our advanced algorithms are computation instructions designed to regulate the sampling of sensor data by fire sprinklers and accurately detect the presence of fire. When a fire condition is detected, the algorithm automatically triggers the most optimal fire sprinklers to suppress that fire via software, resulting in effective and efficient fire suppression. Our framework will allow us to make minimal, non-invasive changes when applying our patent pending technology from one customer-specific application to the next, allowing us to formulate solutions for various highly challenging fires quickly and effectively. Having the ability to pull additional levers with software and algorithms will give us the edge we need to deliver where traditional sprinklers cannot. We will be able to use software to change the way sprinklers respond to fires without redesigning the physical components of the sprinkler itself. This flexibility and adaptability will give Sparx an advantage when it comes to making design changes and expanding our product offerings.

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

Employees

We have no contractual employees. Cassandra DeNunzio is our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and director. Jeffrey DeNunzio is also a director of the Company. Cassandra DeNunzio and Jeffrey DeNunzio are our only directors.

At this time, Cassandra DeNunzio and Jeffrey DeNunzio are not compensated for their services provided to the Company. We have no plans at this time to compensate any of our directors however, we may elect to compensate them in the future for services they may provide to the Company.

Ms. DeNunzio works full time for both Sparx Holdings Group, Inc., and Sparx Technologies, LLC. Sparx Technologies, LLC is a Wyoming Limited Liability Company.

On August 29, 2022, we entered into a Patent License Agreement with Sparx Technologies, LLC and adopted its operations and business plan to commercialize new generation wireless fire suppression technology developed by our CEO into a fire protection/fire safety product line (including the Sparx™ Smart Sprinkler System ).

Ms. DeNunzio has the flexibility to further our business plan and develop new generation fire suppression technology. Jeffrey DeNunzio works full time as an outside business consultant, however, he assists part time in assisting Ms. Cassandra DeNunzio in further the Company’s business agenda.

We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officer and directors.

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At present, we do not rent nor own any properties. We utilize home office space of management at no cost.

Item 3. Legal Proceedings.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is quoted on the OTC Markets Group Inc.’s Pink® Open Market. Our ticker symbol is SHGI.

There is currently a limited trading market in the Company’s shares of common stock. Generally speaking, our shares of common stock are, and have been thinly traded, meaning our shares cannot be easily purchased or sold and have a low volume of shares trading per day which can lead to volatile changes in price per share.

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
June 30, 2023	$0.0795	$0.017
March 31, 2023	$0.1349	$0.031
December 31, 2022	$0.1497	$0.0361
September 30, 2022	$0.10	$0.0402
June 30, 2022	$0.15	$0.031
March 31, 2022	$0.35	$0.116
December 31, 2021	$0.6549	$0.1901
September 30, 2021[1]	$0.83	$0.32

1 We were a party to a corporate reorganization, legally effective as of September 17, 2021. Information regarding this reorganization is detailed herein on page 4. Prior to this reorganization, we have no information to report pursuant to the above table. The quarter ending September 30, 2021, only includes data stemming back to September 17, 2021.

Holders

As of September 8, 2023, we have 285,350,031 shares of common stock, $0.0001 par value, issued and outstanding and no shares of Preferred stock, $0.0001 par value, issued and outstanding.

As of September 8, 2023, we have approximately 49 shareholders of record. This is inclusive of Cede and Co., which is deemed to be one shareholder of record. For further clarification, Cede & Co. is currently defined by the “NASDAQ”, as “a Nominee name for The Depository Trust Company, a large clearing house that holds shares in its name for banks, brokers and institutions in order to expedite the sale and transfer of stock.”

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of our management to utilize all available funds for the development of our business.

Issuer Purchases of Equity Securities

None.

Equity Compensation Plan Information

Not applicable.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

On August 29, 2022, in partial consideration for the exclusive license granted by Licensor to the Company, the Company paid Sparx Holdings, LLC, a limited liability company, controlled and solely owned by our CEO and director, Ms. Cassandra DeNunzio, a non-refundable license fee upon execution of the Agreement in the amount of One Hundred Million shares (100,000,000) of the Company’s common stock (the “Initial License Fee”). The Initial License Fee is consideration for the grant and continuation of the license pursuant to a five-year term.

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

As mentioned throughout, we have a vested interest in Sparx Technologies, LLC as we intend to sell products developed by Sparx Technologies, LLC.

The above transactions are exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

Item 6. Selected Financial Data.

Not applicable because the Company is a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the audited Financial Statements and notes thereto for the year ended June 30, 2023 and 2022, included under Item 8 “Financial Statements and Supplementary Data” in this Report. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Report regarding forward-looking statements.

Status of Operations

On August 29, 2022, we entered into and consummated a Patent License Agreement (“Agreement”) with Sparx Technologies, LLC, a limited liability company (“Licensor”). Licensor is solely owned and controlled by Ms. Cassandra DeNunzio, our CEO and director. Ms. DeNunzio is the sole and first named inventor under a provisional patent application with a Serial No. 63/304,302 filed with the United States Patent Office (“USPTO”) on January 28, 2022, relating to the fire protection industry and particularly a commercially available battery-operated wireless electronic fire sprinkler network. The Patent License Agreement, referenced herein, is attached as EX-10.1 to the Form 8-K filed with the Securities and Exchange Commission on August 29, 2022. As a result of the Agreement, we adopted the existing operations and business plan of Sparx Technologies, LLC pursuant to the terms and conditions of the patent licensing agreement and ceased to be a shell company.

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

Our Chief Executive Officer and Director, Casandra DeNunzio has agreed to lend us equipment at no cost resulting in us having in-house capabilities to design and build innovative electronic fire protection products and solutions. Ms. DeNunzio has extensive industry knowledge, familiarity with local specifications and regulations, fire codes and expertise in the design and test engineering of fire detection, suppression, and extinguishment technology and their components and systems. We have available to us, the equipment, capabilities, and expertise to create prototype electronic circuits, assemble and reflow printed circuit boards, benchtop test electrical assemblies with DC and AC power supplies, troubleshoot designs with multimeters, and create wiring harnesses.

The Company has now begun to finalize the prototype Sparx™ Smart Sprinkler System and has started working towards the design and development for the remaining system components to complete the Sparx™ Smart Sprinkler System. The remaining components needed for the system prototype include a base station that the wireless battery-powered Sparx™ Smart Sprinkler Systems communicate with and an installation and commissioning tool. As mentioned elsewhere in this Annual Report, a utility patent has been filed with the USPTO that covers the technology. The Company plans to commercialize Licensor’s wireless fire suppression technology into a fire protection/fire safety product line and seek listing or approval from third-party testing bodies. Our plan is to provide superior protection against highly challenging fires for a range of premises, including commercial buildings and industrial sites, through the application of our advanced proprietary wireless mesh network fire suppression system technology. We plan to design, develop, integrate, install, test, manufacture, produce, and market our wireless mesh network fire suppression system in an effort to commercialize our products.

Various photographs of our physical development prototype can be found herein on page 12.

To effectively market our products, third-party testing is necessary. UL and FM are two of the most common third-party entities in the United States that provide listing, approval, or certification services. UL is a reputable testing institute that is one of the largest public safety testing labs in the world, while FM also has an international reputation for testing and is well-regarded in the industry. In contrast to UL, FM is an insurance company that provides insurance coverage to customers that use products that they have approved or certified to their own testing standards.

We cannot yet estimate with any level of specificity exactly when our Sparx™ Smart Sprinkler System will be ready to bring to market or when we will be ready to commence efforts for UL and or FM testing. When we have a clear indication of a timeline for such endeavors it is our intent to inform investors.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

As of June 30, 2023, and 2022, we had cash and cash equivalents in the amount of $100,219 and $0 respectively. The variance in the balance of our cash and cash equivalents from June 30, 2023 to June 30, 2022 is primarily from the sale of common stock pursuant to our Tier 2 Regulation A Offering.

On March 31, 2023, we filed a Form 1-A Offering Statement that was subsequently qualified by the SEC on April 11, 2023. As of June 30, 2023 we had sold 5,000,000 shares of our common stock pursuant to this offering.

Assets

As of June 30, 2023, and 2022, our total assets were $100,219 and $0 respectively. Our total assets as of June 30, 2023 were comprised solely of cash and cash equivalents. Our physical development prototype is not booked as an asset on the balance sheet.

Revenues

We have not generated any revenue to date.

Net Loss

For the year ended June 30, 2023 and June 30, 2022, our net loss was $47,685 and $5,743 respectively. For both periods, our net loss was primarily attributable to general and administrative expenses. For the year ended June 30, 2023 our research and development costs were $843 and our general and administrative expenses were $46,685.

The variance in our net loss and the greater expenses incurred for the year ended June 30, 2023 are both attributable to an increase in activity, as we have commenced operations relating to the research/ development of our Sparx™ Smart Sprinkler System.

Additional Paid-In Capital

The Company’s CEO, Cassandra DeNunzio, contributed cash totaling $4,001 to the Company during the period ended June 30, 2023. These contributions were made with no expectation of repayment and are posted as additional paid-in capital.

The Company’s director, Jeffrey DeNunzio, paid expenses on behalf of the company totaling $27,303 during the period ended June 30, 2023.

The Company’s director, Jeffrey DeNunzio, paid expenses on behalf of the company totaling $9,453 during the period ended June 30, 2022.

The Company’s director, Jeffrey DeNunzio, paid expenses on behalf of the company totaling $960 during the period ended June 30, 2021.

The $37,716 in total payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We qualify as a smaller reporting company, as defined by Item 10 of Regulation S-K and, thus, are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

  Index to Financial Statements - Sparx Holdings Group, Inc.

(Audited)

Page

Report of Independent Registered Public Accounting Firm (PCAOB FIRM ID - 5041)	F2

Financial Statements:

Balance Sheet	F3

Statement of Operations	F4

Statement of Changes in Stockholders’ Equity (Deficit)	F5

Statement of Cash Flows	F6

Notes to Audited Financial Statements	F7 - F10

- F1 -

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Sparx Holdings Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sparx Holdings Group, Inc. as of June 30, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2021

Lakewood, CO

September 8, 2023

- F2 -

Sparx Holdings Group, Inc.

Balance Sheet

	June 30, 2023	June 30, 2022

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$100,219	$-
TOTAL ASSETS	100,219	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accrued Expenses	$600	$-

TOTAL LIABILITIES	$600	$-

Stockholders’ Equity (Deficit)
Preferred stock ($.0001 par value, 5,000,000 shares authorized; 0 issued and outstanding as of June 30, 2023 and June 30, 2022)	-	-

Common stock ($.0001 par value, 500,000,000 shares authorized, 283,825,031 shares issued and outstanding as of June 30, 2023; $.0001 par value, 200,000,000 shares authorized, 178,750,031 shares issued and outstanding as of June 30, 2022)	28,383	17,875
Additional paid-in capital	129,374	(7,422)
Accumulated deficit	(58,138)	(10,453)
Total Stockholders’ Equity (Deficit)	99,619	-

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$100,219	$-

The accompanying notes are an integral part of these audited financial statements.

- F3 -

Sparx Holdings Group, Inc.

Statements of Operations

	Year Ended June 30, 2023	Year Ended June 30, 2022

Operating expenses

Research & Development	$842	$-
General & Administrative	46,843	5,743
Total operating expenses	47,685	5,743

Net loss	$(47,685)	$(5,743)

Basic and Diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	257,152,507	178,750,031

The accompanying notes are an integral part of these audited financial statements.

- F4 -

Sparx Holdings Group, Inc.

Statement of Changes in Stockholders' Deficit

For the Years Ended June 30, 2023 and June 30, 2022

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, June 30, 2021	-	$-	$960	$(4,710)	$(3,750)
Common shares issued in reorganization	178,750,031	17,875	(17,875)	-	-
Expenses paid on behalf of the Company and contributed to capital	-	-	9,493	-	9,493
Net loss	-	-	-	(5,743)	(5,743)
Balances, June 30, 2022	178,750,031	$17,875	$(7,422)	$(10,453)	$-
Common shares sold	5,000,000	500	99,500	-	100,000
Common shares issued as compensation	100,075,000	10,008	5,993	-	16,000
Expenses paid on behalf of the Company and contributed to capital	-	-	27,303	-	27,303
Contributions to capital	-	-	4,001	-	4,001
Net loss	-	-		(47,685)	(47,685)
Balances, June 30, 2023	283,825,031	$28,383	$129,375	$(58,138)	$99,619

The accompanying notes are an integral part of these audited financial statements.

- F5 -

Sparx Holdings Group, Inc.

Statements of Cash Flows

	Year Ended June 30, 2023	Year Ended June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(47,685)	$(5,743)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses contributed to capital	27,303	9,493
Share-based compensation	16,000	-
Changes in current assets and liabilities:
Accrued expenses	600	(3,750)
Net cash used in operating activities	(3,782)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash from the sale of common shares	$100,000	$-
Cash contributions to the Company from related party	4,001	-
Net cash provided by financing activities	104,001	-

Net change in cash	$100,219	$-
Beginning cash balance	-	-
Ending cash balance	$100,219	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

We use the home office space and equipment of our directors at no cost.

We have no employees at this time and we rely upon the services of our sole officer Cassandra DeNunzio, and our two directors, Jeffrey DeNunzio and Cassandra DeNunzio.

The Company has elected June 30th as its year end.

- F7 -

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at June 30, 2023 and June 30, 2022 were $100,219 and $0, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at June 30, 2023 and June 30, 2022.

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

The Company does not have any potentially dilutive instruments as of June 30, 2023 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

- F8 -

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

The Company had no stock-based compensation plans as of June 30, 2023.

The Company’s stock-based compensation for the periods ended June 30, 2023 and June 30, 2022 was $16,000 and $0, respectively.

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

The Company has not established any source of revenue to cover its operating costs. Management plans to fund operating expenses with related party contributions to capital or with capital from the sales of common stock. There is no assurance that management's plan will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of June 30, 2023, the Company has incurred a net loss of approximately $58,138 which resulted in a net operating loss for income tax purposes. The loss results in a deferred tax asset of approximately $12,209 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on June 30, 2021, and our fiscal year end of June 30, 2023, we have completed only three taxable fiscal years.

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has incurred a net operating loss carryforward of $58,138 which begins expiring in 2036. The Company has adopted ASC 740, “Accounting for Income Taxes”, as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

Significant components of the Company’s deferred tax assets are as follows:

	June 30,

	2023	2022
Deferred tax asset, generated from net operating loss	$12,209	$2,195
Valuation allowance	(12,209)	(2,195)
	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate 21.0%	21.0%
Increase in valuation allowance (21.0%)	(21.0%)
Effective income tax rate 0.0%	0.0%

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

- F9 -

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of June 30, 2023.

Note 6 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $0.0001. There were 0 shares of Preferred Stock issued and outstanding as of June 30, 2023 and June 30, 2022.

Common Stock

As of June 30, 2023, the authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001.

As of June 30, 2022, the authorized common stock of the Company consists of 200,000,000 shares with a par value of $0.0001.

There were 283,825,031 and 178,750,031 shares of common stock issued and outstanding as of June 30, 2023 and June 30, 2022, respectively.

On or about May 3, 2023, the Company sold 5,000,000 shares of our Common Stock to Longside Ventures, Inc. at $.02 per share for total proceeds of $100,000.

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

Additional Paid-In Capital

The Company’s CEO, Cassandra DeNunzio, contributed cash totaling $4,001 to the Company during the period ended June 30, 2023. These contributions were made with no expectation of repayment and are posted as additional paid-in capital.

The Company’s director, Jeffrey DeNunzio, paid expenses on behalf of the company totaling $27,303 during the period ended June 30, 2023.

The Company’s director, Jeffrey DeNunzio, paid expenses on behalf of the company totaling $9,453 during the period ended June 30, 2022.

The Company’s director, Jeffrey DeNunzio, paid expenses on behalf of the company totaling $960 during the period ended June 30, 2021.

The $37,716 in total payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

Note 7 - Related-Party Transactions

Office Space

We utilize the home office space and equipment of our management at no cost.

Note 8 - Subsequent Events

Management has reviewed financial transactions for the Company subsequent to the period ended June 30, 2023 and has found that there was nothing material to disclose except for the following:

Subsequent to June 30, 2023, the Company’s director, Jeffrey DeNunzio, paid expenses on behalf of the company totaling approximately $2,666. These payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

In July and August of 2023, the Company sold 1,525,000 shares of our Common Stock to various shareholders at $0.02 per share, for total proceeds of $30,500, pursuant to our active Tier 2 Regulation A Offering. All of the proceeds went directly to the Company to be used for working capital.

- F10 -

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this annual report, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC.  The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  As required under Exchange Act Rule 13a-15, the Company’s Chief Executive Officer who also serves as our Principal Financial Officer, Cassandra DeNunzio, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, Cassandra DeNunzio, concluded that the disclosure controls and procedures are ineffective.

Our Chief Executive Officer and Chief Financial Officer, Cassandra DeNunzio, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report June 30, 2023 and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of June 30, 2023, the Company’s internal control over financial reporting is ineffective based on those criteria.

The Company’s management, Cassandra DeNunzio, who serves as our Chief Executive Officer, and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

The matters involving internal controls and procedures that our Chief Executive Officer, Cassandra DeNunzio, considered to be material weaknesses under the standards of the Committee of Sponsoring Organizations of Treadway Commission were: domination of management by a single individual without adequate compensating controls, lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives, and lack of an audit committee.

The Company believes that the material weaknesses are due to the Company’s limited resources and early stages of development, which have not allowed enough time for the Company to remedy any such weaknesses.

Our Chief Executive Officer, Cassandra DeNunzio, believes that the material weaknesses did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and inadequate segregation of duties results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Our Chief Executive Officer recognizes that its controls and procedures would be substantially improved if we had an audit committee and or two individuals serving as officers, and as such, is actively seeking to remediate this issue.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We intend to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. Furthermore, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We will work as quickly as possible to implement these initiatives however, the early stages of our current development, and other business initiatives will likely slow this implementation or divert our attention.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) that have occurred during the fourth quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Biographical information regarding the officers and Directors of the Company, who will continue to serve as officers and Directors of the Company are provided below:

Name	Age	Position
Cassandra DeNunzio	31	Chief Financial Officer, Chief Financial Officer, President, Secretary, Treasurer and Director [1]
Jeffrey DeNunzio	32	Director [2]

1 Ms. Cassandra DeNunzio was appointed Director on May 18, 2022. She also serves as our Chief Financial Officer, Chief Financial Officer, President, Secretary, and Treasurer.

2 Mr. Jeffrey DeNunzio is a Director of the Company.

Ms. Cassandra DeNunzio, age 31, attended the University of New Hampshire on a full merit-based scholarship and graduated Summa cum Laude with her Bachelor of Science Degree in Electrical Engineering (BSEE) in 2014. In 2016, she received her Master of Science Degree in Electrical Engineering (MSEE) from Columbia University in the City of New York, and in 2019 she received her Master of Business Administration (MBA) Degree from Arkansas State University. In February of 2016, she took a position as an Electrical Engineer for Johnson Controls International Plc (JCI), formerly Tyco Fire Protection Products. During her tenure at JCI, Ms. DeNunzio designed and developed new technology products, worked alongside approval agencies to test ground-breaking ideas, and assisted customers in implementing solutions. Her accolades include presenting and winning awards for her works at internal research conferences and receiving recognition as an inventor on numerous   patent applications filed with the United States Patent and Trademark Office (USPTO). Cassandra left her position at JCI in October of 2020 and worked for Science Applications International Corporation (SAIC) as a defense contractor. She held the position of Senior Electrical Engineer for SAIC for about 9 months while working on projects and contracts for the U.S. Navy. On August 22, 2021, Ms. DeNunzio founded Sparx Technologies, LLC, an emerging fire protection technology company committed to developing innovative products to protect businesses and building owners against highly challenging fires. Ms. DeNunzio filed a provisional patent application on January 28, 2022 with Sparx Technologies, LLC to protect the company's commercial vision to employ software and electronics in fire sprinkler design.

Mr. Jeffrey DeNunzio, age 32, graduated Cum Laude from Roger Williams University in 2012, with a double major in Legal Studies and Psychology. Prior to his graduation, and to the present day, he has acted as a research specialist and consultant for numerous publicly traded companies as well as private developmental stage companies. His experience spans from small start up stage companies, to multi million dollar publicly listed companies. His business acumen and customized consultation strategies have spanned across various industries, including, but not limited to, hemp, crypto currency, real estate and healthcare. He has resurrected defunct corporate charters, originated Form 10 Shell Companies, written and filed S-1 Registration Statements, Form 1-A Registration Statements and also prepared the ongoing SEC filings necessary for companies to remain in good standing with the Securities and Exchange Commission. Mr. DeNunzio has vast experience in corporate structuring, reverse triangular mergers and spearheading the business operations and trading processes of various companies of both domestic and foreign origin.

 From 2012 to Present, Mr. DeNunzio has served as President of V Financial Group, Inc. where he assists issuers with edgarization services and various related consulting services.

Jeffrey DeNunzio also served as the sole officer and Director Better For You Wellness, Inc., formerly known as, Fast Track Solutions, Inc., from December 1, 2020 through July 30, 2021. Additionally, he served as sole officer and Director of Dr. Foods, Inc., formerly known as, Catapult Solutions, Inc., from February 26, 2021 through July 23, 2022.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors, the Chief Executive Officer and the Chief Financial Officer of the Company review the Company's internal accounting controls, practices and policies.

Family Relationships

Jeffrey DeNunzio and Cassandra DeNunzio are siblings.

Director Independence

We do not have any independent directors.

Committees of the Board of Directors

Our Board does not have any committees, as companies whose securities are not traded on a national exchange are not required to have Board committees. However, at such time in the future that we appoint independent directors on our Board, we expect to form the appropriate Board committees and identity an audit committee financial expert. All functions of an audit committee, nominating committee and compensation committee are and have been performed by our Board.

Director Nominations

Our Board believes that, considering our size, decisions relating to director nominations can be made on a case-by-case basis by all members of the Board without the formality of a nominating committee or a nominating committee charter. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right to do so in the future.

The Board does not have an express policy with regard to the consideration of any director candidates recommended by shareholders since the Board believes that it can adequately evaluate any such nominees on a case-by-case basis; however, the Board will evaluate shareholder-recommended candidates under the same criteria as internally generated candidates. Although the Board does not currently have any formal minimum criteria for nominees, substantial relevant business and industry experience would generally be considered important, as would the ability to attend and prepare for Board, committee and shareholder meetings. Any candidate must state in advance his or her willingness and interest in serving on the Board.

Board Oversight

Our management is responsible for managing risk and bringing the most material risks facing the Company to the Board’s attention. Because we do not yet have separately designated committees, the entire Board has oversight responsibility for the processes established to report and monitor material risks applicable to the Company relating to (1) the integrity of the Company’s financial statements and review and approve the performance of the Company’s internal audit function and independent accountants, (2) succession planning and risk related to the attraction and retention of talent and to the design of compensation programs and arrangements, and (3) monitoring the design and administration of the Company’s compensation programs to ensure that they incentivize strong individual and group performance and include appropriate safeguards to avoid unintended or excessive risk taking by Company employees.

Board Diversity

While we do not have a formal policy on diversity, our Board considers diversity to include the skill set, background, reputation, type and length of business experience of our Board members, as well as a particular nominee’s contributions to that mix. Although there are many other factors, the Board seeks individuals with industry knowledge and experience, senior executive business experience, and legal and accounting skills.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our sole Director believes that it is not necessary to have such committees, at this time, because the Director(s) can adequately perform the functions of such committees.

Audit Committee Financial Expert

Our sole Director has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that the sole Director is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The sole Director of the Company does not believe that it is necessary to have an audit committee because management believes that the Board of Directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent Director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Involvement in Certain Legal Proceedings

Our Director and our Executive officers have not been involved in any of the following events during the past ten years:

1.	bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities; or
4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.
5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:(i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our Chief Executive Officer, at the address appearing on the first page of this Annual Report.

Item 11. Executive Compensation.

Summary Compensation Table:

Our officers and directors have not received any cash compensation since inception. In partial consideration for the exclusive license granted by Sparx Technologies, LLC to the Company, the Company paid Sparx Holdings, LLC, a limited liability company, controlled and solely owned by Ms. Cassandra DeNunzio, a non-refundable license fee upon execution of patent license agreement in the amount of One Hundred Million (100,000,000) shares of the Company’s common stock with a par value of $0.0001. There is no option or non-cash compensation plan at this time.

The following table sets forth the compensation of the Company's officers and directors for the fiscal year ended June 30th 2022 and June 30th 2023.

Name	Year Ended June 30	Salary	Bonus	Stock Award(s)	Option| Awards	All Other Compensation	Total
Jeffrey DeNunzio, Director	2023	None	None	None	None	None	None
	2022	None	None	None	None	None	None
Cassandra DeNunzio, Sole Officer, Director[1]	2023	None	None	$10,000	None	None	$10,000
	2022	None	None	None	None	None	None

1) Cassandra Denunzio is deemed to be the indirect beneficial owner of 100,000,000 common shares issued by us with a par value of $0.0001 on August 29, 2022, to Sparx Holdings, LLC.

Compensation of Directors

The table above summarizes all compensation of our directors through our most recent fiscal year end June 30, 2023 as well as the prior fiscal year end June 30, 2022.

Stock Option Grants

We have not granted any stock options to our executive officers or directors since our incorporation.

Employment Agreements

We do not have an employment or consulting agreement with our sole officer or our two current directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as to 285,350,031 shares of our common stock issued, outstanding, and beneficially owned as of September 8, 2023 by (i) each person known to us to be the beneficial owner of more than 5% of our common equity; (ii) each Director; (iii) each Executive Officer; and (iv) all of our Directors and Executive Officers as a group. Unless otherwise indicated in the footnotes following the table, the persons as to whom the information is given had sole voting and investment power over the shares of common equity shown as beneficially owned by them. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act, which generally means that shares subject to options currently exercisable or exercisable within 60 days of the date hereof are considered to be beneficially owned, including for the purpose of computing the percentage ownership of the person holding such options, but are not considered outstanding when computing the percentage ownership of each other person.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (Common Shares)	Approximate Percentage of Class (Common)	Amount and Nature of Beneficial Ownership (Preferred Shares)	Approximate Percentage of Class (Preferred)	Approximate Total Voting Percentage

Officers and Directors					-
Jeffrey DeNunzio (1)	17,500	0.0001%	-	-	-
Cassandra DeNunzio (2)	100,000	0.0004%	-	-	-
5% or Greater Shareholders
NVC Holdings, LLC (3)	150,000,000	53.81%	-	-	52.57%
Sparx Holdings, LLC (4)	100,000,000	35.87%	-	-	35.04%
Thomas DeNunzio(5)	35,804.0001%				-
Total Voting Percentage (5% or greater shareholders and Officers/ Directors as a group)	250,153,304	87.67%	-	-	87.67%
_________________________________________

(1) Jeffrey DeNunzio serves as our Director. Jeffrey DeNunzio directly owns 17,500 shares of our Common Stock. These shares were acquired in open market transactions. Mr. T. DeNunzio indirectly owns 75,035,804 shares of our common stock by and through NVC Holdings, LLC, a Wyoming Limited Liability Company owned and controlled equitably by his father Thomas DeNunzio and himself. Mr. J. DeNunzio is deemed to be the beneficial owner of these shares held by NVC Holdings, LLC.

(2) Ms. Cassandra DeNunzio serves as our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director. Ms. DeNunzio directly owns 100,000 shares of our Common Stock. These shares were acquired in open market transactions. Ms. DeNunzio indirectly owns 100,000,000 shares of our common stock by and through Sparx Holdings, LLC, a Wyoming Limited Liability Company owned and controlled solely by Ms. DeNunzio. Ms. DeNunzio is deemed to be the beneficial owner of shares held by Sparx Holdings, LLC.

(3) NVC Holdings, LLC, is the direct and beneficial owner of 150,000,000 shares of our Common Stock.

(4) Sparx Holdings, LLC, is the direct and beneficial owner of 100,000,000 shares of our Common Stock.

(5) Mr. Thomas DeNunzio directly owns 35,804 shares of our common stock that were purchased in open market transactions. Mr. T. DeNunzio indirectly owns 75,035,804 shares of our common stock by and through NVC Holdings, LLC, a Wyoming Limited Liability Company owned and controlled equitably by his son Jeffrey DeNunzio and himself. Mr. T. DeNunzio is deemed to be the beneficial owner of these shares held by NVC Holdings, LLC.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On August 29, 2022, we entered into and consummated a Patent License Agreement (“Agreement”) with Sparx Technologies, LLC, a limited liability company (“Licensor”). Licensor is solely owned and controlled by Ms. Cassandra DeNunzio, our CEO and director. In partial consideration for the exclusive license granted by Licensor to the Company, the Company paid Sparx Holdings, LLC, a limited liability company, controlled and solely owned by Ms. DeNunzio, a non-refundable license fee upon execution of the Agreement in the amount of One Hundred Million shares (100,000,000) of the Company’s common stock.

The Company’s Chief Executive Officer, Cassandra DeNunzio, contributed cash totaling $4,001 to the Company during the period ended June 30, 2023. These contributions were made with no expectation of repayment and are posted as additional paid-in capital.

The Company’s director, Jeffrey DeNunzio, paid expenses on behalf of the company totaling $27,303 during the period ended June 30, 2023.

The Company’s director, Jeffrey DeNunzio, paid expenses on behalf of the company totaling $9,453 during the period ended June 30, 2022.

The Company’s director, Jeffrey DeNunzio, paid expenses on behalf of the company totaling $960 during the period ended June 30, 2021.

The $37,716 in total payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

We utilize the home office space and equipment of our management at no cost.

Director Independence

Currently, the Company does not have any independent directors. Since the Company’s Common Stock is not currently listed on a national securities exchange, we have used the definition of “independence” of the NASDAQ Stock Market to make this determination.

Under NASDAQ Listing Rule 5605(a)(2), an "independent director" is a "person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director."

We do not currently have a separately designated audit, nominating or compensation committee.  However, we do intend to comply with the independent director and committee composition requirements in the future.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Directors will continue to approve any related party transaction.

Item 14. Principal Accounting Fees and Services.

Below is the approximate aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal year ends, each having ended June 30th.

		2023	2022
Audit fees	BF Borgers CPA PC	$10,000	$8,075
Audit related fees	BF Borgers CPA PC	-	-
Tax fees		-	-
All other fees		-	-

Total		$10,000	$8,075

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accounting firm in connection with statutory and regulatory filings or engagements. These values are approximations. Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees. These are also approximations.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning. All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for in the other categories.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

1. Financial statements for our company are listed in the index under Item 8 of this document

2. All financial statement schedules are omitted because they are not applicable, not material or the required information is already shown in the financial statements or notes.

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

3.1	Articles of Incorporation (1)

3.1 (i)	Certificate of Amendment (2)

3.2	Amended and Restated By-laws (3)

31	Certification of the Company’s Principal Executive and Prinipal Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

____________________

(1)	Filed as EX-3.1 to Form 10-12G on July 26, 2021.
(2)	Filed as EX-31 to Form 8-K filed on July 22, 2022.
(3)	Filed as EX-3.2 to Form 1-A filed on March 31, 2023.
(4)	Attached herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sparx Holdings Group, Inc.

(Registrant)

By: /s/ Cassandra DeNunzio

Cassandra DeNunzio, Chief Executive Officer

Dated: September 8, 2023

By: /s/ Cassandra DeNunzio

Cassandra DeNunzio, Chief Financial Officer

Dated: September 8, 2023

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Cassandra DeNunzio

Cassandra DeNunzio, Chief Executive Officer

Dated: September 8, 2023

By: /s/ Cassandra DeNunzio

Cassandra DeNunzio, Chief Financial Officer

Dated: September 8, 2023