Form 10-Q
period 2023-09-30
Sparx Holdings Group, Inc.
filed 2023-11-14
CIK 1874138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2023

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-56315

Sparx Holdings Group, Inc.

(Exact name of registrant as specified in its charter)

Nevada	92-3402117
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

780 Reservoir Avenue #123

Cranston, RI 02910

(Mailing Address of Principal Executive Offices)

Issuer's telephone number: 508-443-1859

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

 [  ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 14, 2023, there were 285,350,031 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Sparx Holdings Group, Inc.

Balance Sheet

	September 30, 2023 (Unaudited)	June 30, 2023

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$107,159	$100,219
TOTAL ASSETS	107,159	100,219

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accrued Expenses	$-	$600

TOTAL LIABILITIES	$-	$600

Stockholders’ Equity (Deficit)
Preferred stock ($.0001 par value, 5,000,000 shares authorized; 0 issued and outstanding as of September 30, 2023 and June 30, 2023)	-	-

Common stock ($.0001 par value, 500,000,000 shares authorized, 285,350,031 and 283,825,031 issued and outstanding as of September 30, 2023 and June 30, 2023, respectively)	28,535	28,383
Additional paid-in capital	174,787	129,374
Accumulated deficit	(96,163)	(58,138)
Total Stockholders’ Equity (Deficit)	107,159	99,619

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$107,159	$100,219

The accompanying notes are an integral part of these unaudited financial statements.

-F1-

 Sparx Holdings Group, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months September 30, 2023	Three Months September 30, 2022

Operating expenses

Research & Development	$1,095	$-
General & Administrative	36,930	14,775
Total operating expenses	38,025	14,775

Net loss	$(38,025)	$(14,775)

Basic and Diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	285,499,204	196,684,814

The accompanying notes are an integral part of these unaudited financial statements.

-F2-

Sparx Holdings Group, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

FOR THE PERIOD ENDED SEPTEMBER 30, 2023

(UNAUDITED)

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, June 30, 2023	283,825,031	$28,383	$129,374	$(58,138)	$99,619
Common shares sold	1,525,000	152	30,348	-	30,500
Expenses paid on behalf of the Company and contributed to capital	-	-	15,065	-	15,065
Net loss	-	-	-	(38,025)	(38,025)
Balances, September 30, 2023	285,350,031	$28,535	$174,787	$(96,163)	$107,159

SPARX HOLDINGS GROUP, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

 FOR THE PERIOD ENDED SEPTEMBER 30, 2022

(UNAUDITED)

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, June 30, 2022	178,750,031	$17,875	$(7,422)	$(10,453)	$-
Shares issued as compensation	100,000,000	10,000	-	-	10,000
Expenses paid on behalf of the Company and contributed to capital	-	-	4,775	-	4,775
Net loss	-	-	-	(14,775)	(14,775)
Balances, September 30, 2022	278,750,031	$27,875	$(2,647)	$(25,228)	$-

The accompanying notes are an integral part of these unaudited financial statements.

-F3-

Sparx Holdings Group, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months September 30, 2023	Three Months September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(38,025)	$(14,775)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses contributed to capital	15,065	4,775
Share-based compensation	-	10,000
Changes in current assets and liabilities:
Accrued expenses	(600)	-
Net cash used in operating activities	(23,560)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash from the sale of common shares	$30,500	$-
Net cash provided by financing activities	30,500	-

Net change in cash	$6,940	$-
Beginning cash balance	100,219	-
Ending cash balance	107,159	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

-F4-

Sparx Holdings Group, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

Note 1 - Organization and Description of Business

Sparx Holdings Group, Inc. (“the Company”), formerly known as “Prime Time Holdings, Inc.”, was incorporated on June 30, 2021 in the State of Nevada.

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

The Patent License Agreement was filed as an exhibit to our Form 8-K, as filed with the SEC on August 29, 2022. It is included herein by reference.

The Company is seeking business opportunities in the area of fire suppression technologies.

Currently, the company is developing a battery-operated wireless electronic fire sprinkler network, which it has named the “Sparx™ Smart Sprinkler System.” The development of the Sparx™ Smart Sprinkler System is in its early stages, with a full prototype of the entire system nearing completion.

The Sparx™ Smart Sprinkler System is being designed to seamlessly integrate with conventional sprinklers typically found in warehouses and commercial spaces. It distinguishes itself through its sensor-based design, with initial tests showing prompt detection of fire hazards. The Sparx™ Smart Sprinkler System is intended to activate targeted sprinkler heads surrounding the fire's origin and halt its potential spread.

The Company has elected June 30th as its year end.

-F5-

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent audited financial statements contained within the Company’s Annual Report on Form 10-K, filed with the SEC on September 8, 2023 (the “2023 Annual Report”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. Notes to the consolidated financial statements, which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period as reported in the 2023 Annual Report, have been omitted.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at September 30, 2023 and June 30, 2023 were $107,159 and $100,219 respectively.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at September 30, 2023 and June 30, 2023.

Basic Earnings (Loss) Per Share

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

-F6-

Share-Based Compensation

ASC 718, “Compensation – Stock Compensation”, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. The Company had no stock-based compensation plans as of September 30, 2023. The Company’s stock-based compensation for the periods ended September 30, 2023 and September 30, 2022 were $0 and $10,000 respectively.

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

The Company has not established any source of revenue to cover its operating costs. Management plans to fund operating expenses with related party contributions to capital or from the sale of common stock pursuant to its active Regulation A Offering. There is no assurance that management's plan(s) will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of September 30, 2023, the Company has incurred a net loss of approximately $96,163 which resulted in a net operating loss for income tax purposes. The loss results in a deferred tax asset of approximately $20,194 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on June 30, 2021, and our fiscal year end of June 30, 2023, we have completed only three taxable fiscal years. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of September 30, 2023 except for the following:

On August 29, 2022, we entered into and consummated a Patent License Agreement (“Agreement”) with Sparx Holdings, LLC, a limited liability company (“Licensor”). Licensor is solely owned and controlled by Ms. Cassandra DeNunzio, our CEO and Director. Ms. DeNunzio is the sole and first named inventor under a provisional patent application with a Serial No. 63/304,302 filed with the United States Patent Office (“USPTO”) on January 28, 2022, relating to the fire protection industry and particularly a commercially available battery-operated wireless electronic fire sprinkler network.

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

Note 6 - Shareholder Equity

Preferred Stock

The authorized Preferred Stock of the Company consists of 5,000,000 shares with a par value of $0.0001. There were no shares of Preferred Stock issued and outstanding as of September 30, 2023 and June 30, 2023.

Common Stock

The authorized Common Stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 285,350,031 and 283,825,031 shares of Common Stock issued and outstanding as of September 30, 2023 and June 30, 2023, respectively.

During the period ended September 30, 2023, 1,525,000 shares of Common Stock were sold to 7 investors at $.02 per share for proceeds totaling $30,500. The aforementioned investors are non-related parties.

On or about May 3, 2023, the Company sold 5,000,000 shares of our Common Stock to an investor at $.02 per share for total proceeds of $100,000. The aforementioned investor is a non-related party.

On or about January 4, 2023, the Company issued 75,000 shares of our Common Stock to a non-related party in exchange for services related to the Company.

Additional Paid-In Capital

During the period ended September 30, 2023, the Company’s director, Jeffrey DeNunzio, paid expenses on behalf of the Company totaling $15,065.

The Company’s director, Jeffrey DeNunzio, paid expenses on behalf of the company totaling $27,303 during the year ended June 30, 2023.

These payments were made with no expectation of repayment and are posted as additional paid-in capital.

The Company’s CEO, Cassandra DeNunzio, contributed cash totaling $4,001 to the Company during the year ended June 30, 2023. These contributions were made with no expectation of repayment and are posted as additional paid-in capital.

Note 7 - Related-Party Transactions

Office Space

We utilize the home office space and equipment of our management at no cost.

Note 8 - Subsequent Events

Management has reviewed financial transactions for the Company subsequent to the period ended September 30, 2023 and has found that there was nothing material to disclose.

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

Company Overview

We are a fire protection technology company incorporated in the state of Nevada on June 30, 2021, and headquartered in Cranston, Rhode Island with a mission to provide fire protection to businesses and building owners that operate within infrastructures that cannot be reasonably protected by traditional fire sprinklers. Traditional fire sprinklers are primarily mechanical devices that contain a heat-sensitive element that could be in the form of a glass bulb or a fusible metal link that will rupture or melt at a certain temperature threshold, activating the sprinkler and allowing water to flow. Traditional sprinklers will not turn on all at once. Each one activates independently, on its own. We intend, with Sparx Technologies, LLC (“Sparx”), to pioneer the fire protection industry with a commercially available wireless electronic fire sprinkler network and develop the industry’s first commercially available wireless electronic fire sprinkler system that can be adaptable for a variety of different applications and customers.

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

The Company has now begun to finalize the final components of a prototype stage, battery-operated wireless electronic sprinkler network, to be utilized in wireless fire suppression technology. The Company has named the system the, “Sparx™ Smart Sprinkler System.”

The prototype is in the development stages and will require further bench testing and field testing in simulated fire scenarios, in order for the Company to move closer to being able to bring the system to market.

Third-Party Testing

To effectively market our Sparx™ Smart Sprinkler System, third-party testing is necessary. UL and FM are two of the most common third-party entities in the United States that provide listing, approval, or certification services. UL is a reputable testing institute that is one of the largest public safety testing labs in the world, while FM also has an international reputation for testing and is well-regarded in the industry. In contrast to UL, FM is an insurance company that provides insurance coverage to customers that use products that they have approved or certified to their own testing standards.

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

Our product's first application will be focused on providing adequate suppression for a storage application that cannot be currently protected with reasonable water demand. We want to ensure that our first application for testing is in line with the fire protection requirements for the average clear heights of the current proposed industrial developments for storage and warehousing. We plan to allocate a significant portion of available cash reserves towards conducting large-scale fire tests, which can be expensive due to the need for experienced personnel and state-of-the-art test labs that can handle fire hazards. Fire tests for high-storage heights must be conducted in at least three scenarios, as fires can originate directly under a single sprinkler head, between two sprinkler heads, or among four sprinkler heads. We estimate the cost of each large-scale fire test for high-storage heights to range anywhere from $250k to $1M.

Following a test program with UL, we may decide to pursue FM Approval so we can sell our products to more customers, conduct performance-based design solutions for individual customers, or work towards conquering other challenging fire suppression applications.

Additional Information

The Company has recently launched a website, sparx-fire.com to provide development updates. The website has been designed by our sole officer, Cassandra DeNunzio.

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

Our Approach

We believe that there is a lot of room for innovation and opportunity to meet the fire protection needs of today's modern businesses and building owners. The design of fire sprinklers has not changed significantly over the last fifty or so years and still consists of mostly simple mechanical components1. Traditional sprinklers cultivated from 19th century science use the same physical element to detect fires as they do to cause water to flow. Because the heat-sensitive operating element of traditional fire sprinklers shares two important primary functions, this technology can face significant complications. If a fire starts near the ground under a storage rack in a tall warehouse, significant fire spread can occur by the time a fire is detected at the ceiling, where sprinklers are commonly located. Because detection and activation are combined functions of traditional sprinkler technology, a single sprinkler could operate, and a phenomenon known as sprinkler skipping can occur that will cause sprinklers farther away from the fire origin to activate earlier than those that are closer and fire can continue to spread2. The patent pending technology in the product(s) we seek to offer, will allow for the decoupling of fire detection from sprinkler activation and will provide us with the ability to have greater control over sprinkler operations and respond to fires very early on in fire development. We believe that we can disrupt the fire sprinkler industry with our ability to leverage electronics and software in fire sprinkler system design by fundamentally changing the way the industry approaches fire suppression.

In combination with Sparx Technologies, LLC, we intend to create a framework for fire protection that will allow for wireless communication and electronic detection and actuation of sprinklers. With this framework, we will be able to use the same basic hardware components, and program application-specific algorithms3 tailored to the building, environment, and the structure and commodities the system is designed to protect. Our framework will allow us to make minimal, non-invasive changes when applying our technology from one customer-specific application to the next, allowing us to formulate solutions for various highly challenging fires quickly and effectively. Having the ability to pull additional levers with software and algorithms will give us the edge we need to deliver where traditional sprinklers cannot. We will be able to use software to change the way sprinklers respond to fires without redesigning the physical components of the sprinkler itself. This flexibility and adaptability will give Sparx an advantage when it comes to making design changes and expanding our product offerings.

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

Current Status of our Technology

We cannot currently provide a specific estimate for when our Sparx™ Smart Sprinkler System will be ready for market release or when we will begin UL and/or FM testing. When we have a clear timeline for these efforts, we intend to notify our investors. As mentioned above, we believe we are in the final stages of developing our initial prototype. Our goal is to have a complete prototype system, rather than just individual components, ready for further beta testing by the end of the year.

We have been making significant strides towards the finalization of our "hub," a pivotal component of the patent-pending technology behind the Sparx™ Smart Sprinkler System.

The Sparx™ Smart Sprinkler System comprises a hub that collects information, such as heat, carbon dioxide levels, flame presence, and smoke content from Sensing and Activation Units installed at each fire sprinkler in the system. The hub has the ability to force open traditional fire sprinklers that are integrated with our patent-pending activation technology.

Presently, we are continuing to work on the development of the proprietary software embedded within the hub. This software is engineered to facilitate seamless communication with multiple Sensing and Activation Units and show the user if any alarms are present within the system. The hub itself is designed as a sleek touchscreen device which will be mounted on an electrical box containing important electronics, battery back-up power, and circuitry to provide effective system operation. The hub will be able to be mounted on walls or flat surfaces, offering users essential information related to the health and status of the Sparx™ Smart Sprinkler System, alerts, and pertinent data. Above is an image showcasing the current state of the touchscreen development for the hub.

Liquidity and Capital Resources

Our cash balance is $107,159 as of September 30, 2023 and $100,219 as of June 30, 2023. Our cash balance is not sufficient to fund our planned future operations for any substantive period of time. In order to implement our plan of operations for the next twelve-month period, we require further funding. After a twelve-month period, we may need additional financing but currently do not have any arrangements for such financing aside from the Regulation A, Tier II Offering which is currently active and underway. Information related to our offering circular can be found in our Offering Statement, initially filed with the SEC on March 31, 2023, and subsequently qualified by the Commission on April 11, 2023. Our Offering Statement was further supplemented on May 1, 2023, May 5, 2023, May 11, 2023 and May 16, 2023.

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

Assets

Our total assets as of September 30, 2023, and June 30, 2023, were $107,159 and $100,219, respectively. Total assets were comprised of cash and cash equivalents. The Company’s Sparx™ Smart Sprinkler System prototype, is not recognized on the balance sheet.

Revenues

We have not generated any revenue to date.

Operating Expenses

Our general and administrative expenses were $36,930 for the three months ended September 30, 2023 and $14,775 for the three months ended September 30, 2022. Our Research and Development fees were $1,095 and $0 for the three months ended September 30, 2023 and September 30, 2022, respectively.

Our total operating expenses were $38,025 and $14,775 for the three months ended September 30, 2023 and September 30, 2022 respectively. For both periods total operating expenses primarily consisted of General and Administrative Expenses. The variance in total operating expenses was primarily due to an increase in business activity for the period ended September 30, 2023.

Net Loss

We have recorded a net income/ loss of $(38,025) for the three months ended September 30, 2023, and a net income/ loss of $(14,775) for the three months ended September 30, 2022.

The variance in net loss is attributable to an increase in the level of our overall operations.

Until we are able to generate revenue to cover our operating expenses, we expect our net loss to continue to increase as we further our operations.

Additional Paid-In Capital

During the period ended September 30, 2023, the Company’s director, Jeffrey DeNunzio, paid expenses on behalf of the Company totaling $15,065.

The Company’s director, Jeffrey DeNunzio, paid expenses on behalf of the company totaling $27,303 during the year ended June 30, 2023.

These payments were made with no expectation of repayment and are posted as additional paid-in capital.

The Company’s CEO, Cassandra DeNunzio, contributed cash totaling $4,001 to the Company during the year ended June 30, 2023. These contributions were made with no expectation of repayment and are posted as additional paid-in capital.

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

The Company has not established any source of revenue to cover its operating costs. Management plans to fund operating expenses with related party contributions to capital or from the sale of common stock pursuant to its active Regulation A Offering. There is no assurance that management's plan(s) will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

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

As of September 30, 2023, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, and chief financial officer, Cassandra DeNunzio, of the effectiveness of the design and the operation of our disclosure controls and procedures. Our officer concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the most recent fiscal quarter ending September 30, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.1 (i)	Certificate of Amendment (2)

3.2	Amended and Restated By-laws (3)

10.1	Patent License Agreement (4)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

(1)	Filed as an exhibit to the Company's Form 10-12G, as filed with the SEC on July 26, 2021, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on July 22, 2022, and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company's Form 1-A, as filed with the SEC on March 31, 2023, and incorporated herein by this reference.
(4)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on August 29, 2022, and incorporated herein by this reference.
(5)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Sparx Holdings Group, Inc.

(Registrant)

By: /s/ Cassandra DeNunzio

Cassandra DeNunzio

Chief Executive Officer and Chief Financial Officer,

(Principal Executive Officer and Principal Financial Officer)

Dated: November 14, 2023